Form 10QSB
period 1999-06-30
CORPAS INVESTMENTS INC
filed 1999-08-05
CIK 1085781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

         For the Quarter ended June 30, 1999

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period _____________ to _____________

Commission  file  number          -         -

                           CORPAS INVESTMENTS, INC.
            (Exact name of Small Business Company in its charter)


     FLORIDA                                                        -
(State  or  other jurisdiction of                             (IRS Employer
incorporation  or  organization)                           Identification No.)


                              162 E. Riverbend Drive
                Altamonte Springs, Florida                       32779
              (Address of principal executive offices)       (Zip Code)

             Registrant's Telephone number, including area code:
                                (407) 788-2811

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes      X           No
      -------                --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

             1,000,000 Shares of Common Stock ($.001 par value)
                               (Title of Class)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes                  No         X
      ---------              --------

                    CORPAS INVESTMENTS, INC.



PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of
                 financial condition and results of operations

PART  II:        Other Information

                                    PART I

Item  1.  Financial  Statements:

                               CORPAS INVESTMENTS, INC.
                            (A Development Stage Company)
                                    Balance Sheet
                                    June 30, 1999
                                     (Unaudited)

                       ASSETS
                       ------

Current assets:                                                    1999
                                                                   ----

      Total current assets                                          $  -
                                                                   -----

Total assets                                                        $  -
                                                                   =====

                STOCKHOLDERS' EQUITY
                --------------------
Current liabilities:
      Total current liabilities                                     $  -
                                                                   -----


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 1,000,000 shares
  issued and outstanding                                           1,000
 Additional paid in capital                                        2,166
 (Deficit) accumulated during
  development stage                                               (3,166)
                                                                   -----
                                                                       -
                                                                   -----
                                                                   $   -
                                                                   =====


                 See accompanying notes to financial statements.

                            CORPAS INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Operations
            Three Months anad Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                         Three Months   Three Months      Six Months       Six Months    Inception
                                                             Ended         Ended            Ended            Ended          to
                                                           June 30,       June 30,         June 30,         June 30,     June 30,
                                                             1999           1998             1999             1998         1999
                                                             ----           ----             ----             ----         ----
                                                          (Unaudited)
                                                          -----------
 Operating expenses                                       $      300     $        -        $      300       $        -   $   3,166
                                                          ----------     ----------        ----------       ----------   ---------
(Loss from operations) and net (loss)                     $     (300)    $        -        $     (300)      $        -   $  (3,166)
                                                          ==========     ==========        ==========       ==========   =========


Per share information:
 Basic and diluted (loss) per common share                $        -     $        -        $        -       $        -   $       -
                                                          ==========     ==========        ==========       ==========   =========

 Weighted average shares outstanding                       1,000,000      1,000,000         1,000,000        1,000,000   1,000,000
                                                          ==========     ==========        ==========       ==========   =========






            See accompanying notes to financial statements.

                            CORPAS INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                       Six Months       Six Months       Period From
                                                          Ended           Ended          Inception To
                                                        June 30,         June 30,          June 30,
                                                          1999             1998              1999
                                                       ----------       ----------       ------------
                                                       (Unaudited)
                                                       -----------
Net income (loss)                                         $ (300)             $ -           $ (3,166)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                 300                -              3,166
                                                         -------          -------           --------
  Total adjustments                                          300                -              3,166
                                                         -------          -------           --------
  Net cash provided by (used in)
   operating activities                                        -                -                  -

Increase (decrease) in cash                                    -                -                  -
Cash and cash equivalents,
 beginning of period                                           -                -                  -
                                                         -------          -------           --------
Cash and cash equivalents,
 end of period                                              $  -              $ -           $      -
                                                         =======          =======           ========



                 See accompanying notes to financial statements.

Notes to Financial Statements

Corpas Investments, Inc.
Notes to Financial Statements


Basis of presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31, 1998.

Stockholders' equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended June 30, 1999 the Company recorded $300, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services. This amount has been accounted for as a capital contribution to the Company by its president.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

(a) Plan of Operation. Corpas Investments, Inc. (the "Company") was organized under the laws of the State of Florida to engage in any lawful business. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of business opportunities that may have potential for profit. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. Such companies are commonly referred to as "blind pool/blank check" companies. There is and can be no assurance that the Company will be able to acquire an interest in any such opportunities that may exist or that any activity of the Company, even after any such acquisition, will be profitable.

The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

     During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

(b) Liquidity and Capital Resources. At June 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

     (c) Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third parties.


PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
----------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
--------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
------------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
----------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  August 4, 1999                       /s/  Roy Meadows
                                            ---------------------------
                                            Roy Meadows,  President