Form 10QSB
period 1999-09-30
CORPAS INVESTMENTS INC
filed 1999-10-12
CIK 1085781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

              For  the  transition  period _________ to _________

Commission  file  number       -         -

                           CORPAS INVESTMENTS, INC.
                           ------------------------
            (Exact name of Small Business Company in its charter)


                FLORIDA                                             -
---------------------------------                          ------------------
(State  or  other jurisdiction of                             (IRS Employer
incorporation  or  organization)                           Identification No.)


      162 E. Riverbend Drive
    Altamonte Springs, Florida                                    32779
    --------------------------                                    -----
(Address of principal executive offices)                       (Zip Code)

             Registrant's Telephone number, including area code:
             ---------------------------------------------------
                                (407) 788-2811

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

               1,000,000 Shares of Common Stock ($.001 par value)
               --------------------------------------------------
                                (Title of Class)

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes                       No        X
      -------                   --------

                    CORPAS INVESTMENTS, INC.



PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of
                 financial condition and results of operations

PART  II:        Other Information


                                    PART I

Item  1.  Financial  Statements:

                                       CORPAS INVESTMENTS, INC.
                                    (A Development Stage Company)
                                            Balance Sheet
                                          September 30, 1999
                                             (Unaudited)

                            ASSETS
                            ------

Current assets:                                                                                      1999
                                                                                                  ----------
      Total current assets                                                                        $        -
                                                                                                  ----------

Total assets                                                                                      $        -
                                                                                                  ==========

                     STOCKHOLDERS' EQUITY
                     --------------------
Current liabilities:
      Total current liabilities                                                                   $        -
                                                                                                  ----------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 1,000,000 shares
  issued and outstanding                                                                               1,000
 Additional paid in capital                                                                            2,316
 (Deficit) accumulated during
  development stage                                                                                   (3,316)
                                                                                                  ----------
                                                                                                           -
                                                                                                  ----------
                                                                                                  $        -
                                                                                                  ==========

                 See accompanying notes to financial statements.


                                                 CORPAS INVESTMENTS, INC.
                                              (A Development Stage Company)
                                                 Statements of Operations
                              Three Months and Nine Months Ended September 30, 1999 and 1998
                                                       (Unaudited)

                                                  Three Months   Three Months   Nine Months   Nine Months    Inception
                                                     Ended          Ended          Ended         Ended           to
                                                 September 30,  September 30,  September 30, September 30, September 30,
                                                      1999           1998          1999           1998          1999
                                                  -----------    -----------    -----------   -----------   -----------
                                                  (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
                                                  -----------    -----------    -----------   -----------   -----------
Operating expenses                                $       150    $         -    $      450   $        -     $    3,316
                                                  -----------    -----------    ----------   ----------     ----------
(Loss from operations) and net (loss)             $      (150)   $         -    $     (450)  $        -     $   (3,316)
                                                  ===========    ===========    ==========   ==========     ==========


Per share information:
 Basic and diluted (loss) per common share        $         -    $         -    $        -   $        -     $        -
                                                  ===========    ===========    ==========   ==========     ==========

 Weighted average shares outstanding                1,000,000      1,000,000     1,000,000    1,000,000      1,000,000
                                                  ===========    ===========    ==========   ==========     ==========



                 See accompanying notes to financial statements.


                            CORPAS INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                       Nine Months        Nine Months          Period From
                                                                          Ended              Ended            Inception To
                                                                      September 30,      September 30,        September 30,
                                                                           1999               1998                1999
                                                                      ------------       ------------        -------------
                                                                       (Unaudited)        (Unaudited)          (Unaudited)
                                                                      ------------       ------------        -------------
Net income (loss)                                                      $      (450)          $      -           $ (3,316)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                                   450                  -              3,316
                                                                       -----------          ---------          ---------
  Total adjustments                                                            450                  -              3,316
                                                                       -----------          ---------          ---------
  Net cash provided by (used in)
   operating activities                                                          -                  -                  -

Increase (decrease) in cash                                                      -                  -                  -
Cash and cash equivalents,
 beginning of period                                                             -                  -                  -
                                                                       -----------          ---------          ---------
Cash and cash equivalents,
 end of period                                                         $         -           $      -           $      -
                                                                       ===========          =========          =========





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

During the period ended September 30, 1999 the Company recorded $450, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services. This amount has been accounted for as a capital contribution to the Company by its president.

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

(b) Liquidity and Capital Resources. At September 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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




Date:  October 12,  1999                     /s/  Roy Meadows
                                             ---------------------------
                                             Roy Meadows, President