Form 10KSB
period 1999-12-31
CORPAS INVESTMENTS INC
filed 2000-04-14
CIK 1085781

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999

                        Commission file number 000-30100

                                  -------------

                            CORPAS INVESTMENTS, INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

            FLORIDA                                  59-2890565
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

   1640 5TH STREET, SUITE 218, SANTA MONICA, CALIFORNIA 90405 [310-392-5640]
   -------------------------------------------------------------------------
              (Address, including zip code, and telephone number,
               including area code, of issuer's executive offices)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                     Common Stock, par value $.001 per share

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $-0-.

As of March 24, 2000, there were outstanding 14,078,579 shares of the issuer's common stock, par value $.001 per share. The aggregate market value of common stock held by nonaffiliates of the issuer (2,930,579 shares) based on the closing price of the registrant's common stock as reported on the OTC Bulletin Board on March 24, 2000, was $41,028,106. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure  Format:      Yes [ ]    No  [X]

                            CORPAS INVESTMENTS, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I

     ITEM 1.      DESCRIPTION OF BUSINESS...................................................................

     ITEM 2.      DESCRIPTION OF PROPERTY...................................................................

     ITEM 3.      LEGAL PROCEEDINGS.........................................................................

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................

PART II

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................

     ITEM 6.      SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND

                  ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS................................

     ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................

     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................

PART III

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(A) OF THE EXCHANGE ACT..........................................................

     ITEM 10.     EXECUTIVE COMPENSATION.....................................................................

     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  AND MANAGEMENT............................................................................

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................

PART IV

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K..........................................................

SIGNATURES        ..........................................................................................

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................................................    F-1

-----------

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED INCLUDING STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," "PLANS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR BUSINESS MODEL AND GROWTH STRATEGY, ACQUISITIONS OF MEDIA CONTENT; DEVELOPMENT OF WEB SITES AND DISTRIBUTION CHANNELS, AS WELL AS LIQUIDITY AND ANTICIPATED CASH NEEDS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         Corpas Investments, Inc.'s objective is to become a leading entertainment and educational media content provider. We are positioning our company to be an international distributor of entertainment and educational programming. By acquiring entertainment and educational programming libraries we intend to aggregate a broad media programming umbrella. Initially we are focusing on two lifestyle categories around which we can build additional content: health, and extreme sports. We plan to add many more diverse categories as we seek out additional content. We intend to leverage our diverse programming content across multiple distribution channels, including online distribution, Webcast streaming of video and music over the Internet, traditional retail distribution on DVD and video, and licensing our content to network, cable, and satellite channel providers.

DEVELOPMENT OF OUR BUSINESS

         We were incorporated under the name Synergy Investments, Inc. in May 1988 pursuant to the laws of the State of Florida. In September 1998, we paid certain back fees owed to, and were reinstated to do business in, the State of Florida, changing our name to Corpas Investments, Inc. In February 1999, our application for unpriced quotations for our common stock on the OTC Bulletin Board was accepted by the National Association of Securities Dealers. In October 1999 our stock was authorized for trading under the symbol "CPIM".

ACQUISITION OF INTERACTIVE CONED.COM

         In November 1999, we acquired by merger Interactive ConEd.com, Inc., which we commonly refer to as ICE. Prior to the merger, we had not conducted any activities other than the issuance of shares to our shareholders. As a result of the merger, we now own all of the assets of ICE, including a library of continuing education and training content for doctors, nurses, allied health professionals, and other healthcare workers.

         ICE was formed in June 1999 to use the Internet as a tool for satisfying the healthcare industry's need for online access to healthcare education, training, and testing materials. In October 1999, ICE formed a strategic alliance with Medical Management, Inc., or MMI. The MMI Group agreed to provide ICE exclusive rights to the use of its entire proprietary video library, comprised of at least 150 hours of healthcare training and education programs conducted at medical conferences, as well as non-exclusive rights to the use of its entire proprietary library of physician and other healthcare professionals membership and mailing lists, medical publications, and audio tapes of medical lectures. MMI's mailing lists include information with respect to over 300,000 physicians, over 20,000 personal trainer professionals, over 20,000 chiropractors, all 7,000 members of MMI and other health related companies, nurses, pharmacists, and healthcare professionals. ICE conducted no significant operations and generated no revenues in 1999. We launched our online continuing education and training services on November 15, 1999. We intend to distribute this continuing education and training content to healthcare professionals and other healthcare workers through a network of strategic distribution partners, including the MMI Group. In connection with this acquisition we launched anti-agingphysician.com on November 15, 1999. The website anti-agingphysician.com is devoted to providing information on health, vitality and longevity in a convenient and easily accessible manner. Anti-agingphysician.com offers access to a world wide network of physicians committed to improving the quality of life as well as extending the human lifespan. Anti-agingphysician.com provides links to several universities as well as medical schools. Anti-agingphysician.com provides access to articles providing information regarding recent discoveries related to longevity and improvement of the quality of life.

RECENT DEVELOPMENTS

ACQUISITION OF PLANET EXTREME

         In March 2000, we acquired all of the assets of Planet Extreme Ltd., Inc. one of the leading online content distributors of extreme sports content around the world. In connection with this acquisition, we acquired a 50% ownership interest in PlanetExtreme.com, a joint venture with Yahoo!Broadcast.com, which owns the remaining 50% ownership interest. This website debuted March 8, 1999 and will be updated and fully redesigned on April 12, 2000. PlanetExtreme.com has created one of the largest streaming video media sites for extreme sports, carrying over 400 extreme sports titles and continuing to add new features. We also acquired 100% of the Planet Extreme Championships, a 13 episode series, featuring 10 of the greatest extreme sport athletes in the world competing against each other. The series will be broadcast on The Fox Sports Network and is scheduled to air weekly starting in April through June 2000. The series is guaranteed to be re-aired at least once more this year by Fox Sports Network. In addition, we acquired Extreme Distribution, the distribution arm of Planet Extreme, which provides us access to traditional retail video distribution channels through major video chains, including Tower Records and Blockbuster Video.

UFOTV.COM

         In March of 2000 we acquired an exclusive use license of the largest library of UFO, paranormal and unexplained phenomenon documentary programs worldwide. In addition we acquired the rights to the URL UFOCENTRAL.com and ownership of UFOTV.Com. We expect to debut our website UFOTV.Com by June of 2000.

         For purposes of this discussion, the terms "we," "our," "us," or Corpas refers to ICE, Planet Extreme, and Corpas.

INDUSTRY BACKGROUND

GROWTH OF THE INTERNET AND DIGITAL MEDIA

         The Internet has emerged as a mass communication and commerce medium that allows millions of people worldwide to share information, communicate, and conduct business. According to International Data Corporation, there were 62.8 million Internet users in the United States and 142 million users worldwide in 1998. International Data Corporation estimates that by the end of 2003 there will be 177 million Internet users in the United States and 502 million users worldwide. Significant growth in the use of the Internet and other interactive networks has created unprecedented opportunities for digital media. Increasing use of the Internet to deliver interactive video, audio, and multimedia content has enhanced users' online experiences. The Internet has evolved from a compilation of static, text-oriented Web pages and e-mail services to a much richer multimedia environment. For example, streaming media products enables the simultaneous transmission and playback of continuous real-time "streams" of video and audio content over the Internet. In addition, video can also be downloaded and played back from a user's hard drive. These methods of distribution, which are freely available to today's Internet users, deliver digital video and audio over standard, widely-available modems. As higher-speed Internet access becomes more widely available, more Internet users will be able to access higher-quality digital video and audio products. Kinetic Strategies reports that high-speed Internet access through cable modems is now available to 32 million North American households, or one-third of all cable subscribers, and expects this figure to increase to half of all cable TV subscribers in the next six to twelve months.

         The Internet allows content delivery in a manner not possible through traditional broadcast and print media. Although these traditional media can reach large audiences, they generally are limited to a specific geographic area, can deliver only limited content and are not effective for quickly distributing customized content. The Internet, on the other hand, offers immediate access to dynamic and interactive content, enables the content to be customized toward a specific audience of users and provides instantaneous and targeted feedback. As a result, the Internet has become an important alternative to traditional broadcast and print media, enabling content providers to aggregate vast amounts of information and to organize and deliver that information in a personalized, easy-to-use, and cost-effective manner. As bandwidth availability continues to increase, the delivery of full-motion video will become more widespread, allowing for richer content. These characteristics, combined with the rapid growth of the Internet, have created a new channel to distribute and access timely and dynamic content.

CONTINUING EDUCATION IN THE HEALTHCARE INDUSTRY

         The increase in the number of healthcare professionals, new therapeutic treatments and procedures, and innovations in medical technology have all led to increased demand for information exchange. To keep abreast of the latest developments and to meet licensing and certification requirements, healthcare professionals must obtain continuing education. In addition, government regulations and accrediting bodies require employers to provide healthcare professionals and other healthcare workers with training on an increasing number and variety of topics. Simultaneously, the healthcare industry has come under intense pressure to reduce costs as a result of reductions in government reimbursement and increased participation of patients in managed care programs. We believe these industry pressures have led to an increased demand for high quality, low cost continuing education and training solutions.

         Regulations administered by various state and Federal agencies require continuing education and training for healthcare professionals and other healthcare workers. Continuing education and training typically consist of educational programs that bring healthcare workers up to date in a particular area of knowledge or skills. State licensing boards, professional organizations, and employers require physicians and selected healthcare professionals to fulfill continuing education and training requirements and to certify annually that they have accumulated a minimum number of continuing medical education, or CME, hours for physicians or continuing education units, or CEU, for nurses in order to maintain their licenses. For physicians, these licensing boards require up to 50 CME hours per year. In addition, many specialty boards, including the American Board of Family Practice and the American Board of Surgery, require doctors to obtain CME hours that are accredited by these organizations to maintain their specialty certification. Other agencies, including the Occupational Safety and Health Administration, or OSHA, the Healthcare Financing Administration, or HCFA, and the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, require hospitals and other healthcare providers to provide employees with various types of workplace safety training.

         The continuing education and training market in the healthcare industry is highly fragmented, with thousands of providers offering a limited selection of programs on specific topics. There are over 600 providers of CME accredited by the Accreditation Council for Continuing Medical Education, or ACCME. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it extremely difficult to stay current and to quickly and efficiently access the continuing education content most relevant to their practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical equipment manufacturers' sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. Although these existing approaches satisfy continuing education and training requirements, they are limited in the following ways:

         o Seminars and instructor-led training may be inconvenient and costly to attend and may result in lost productivity;

         o Continuing education and training courses offered locally may be limited in terms of breadth of offering and timeliness and may be costly to produce on a per user basis; and

         o Administrators find it difficult to review and assess results, track employee compliance with certification requirements, and respond to the effectiveness of education and training programs.

The inefficiencies inherent in traditional methods of providing continuing education and training, combined with the time constraints and the increased cost pressures in the healthcare industry, have prompted healthcare professionals and organizations to improve information exchange and consider alternative training methodologies.

CONVERGENCE OF THE INTERNET AND ONLINE HEALTHCARE EDUCATION SERVICES

         We believe the healthcare continuing education and training market is particularly well-suited for business-to-business e-commerce and online services because of the high degree of fragmentation among the healthcare community, the industry's dependence on a high volume of information exchange, and the inefficiencies inherent in the existing methods of information exchange. The emergence of the Internet enables the delivery of a greater breadth and depth of continuing education and training for healthcare professionals and other healthcare workers more cost effectively and conveniently than traditional methods. The Internet allows for the aggregation and delivery of large amounts of varied and highly specific content. Web-based delivery allows healthcare professionals and other healthcare workers a significant degree of scheduling and geographic flexibility in meeting their continuing education and training requirements, saving them and their employers travel expenses and limiting productivity losses.

GROWTH STRATEGY

         Our objective is to become a leading entertainment and educational media content provider. We plan to achieve this objective by pursuing the following strategies:

         o development of a diverse entertainment and educational library of video through acquisitions, licensing arrangements;

         o acquiring content providers and libraries that are lenders in their niche;

         o distributing our content offerings across multiple distribution channels, including online distribution, webcasting streaming video and music over the Internet, traditional retail distribution; and

         o licensing arrangements with network, cable, and satellite channel providers.

OUR SERVICES

         We intend to provide our complete Web-based continuing education and training services to two types of end users in the healthcare community: individual healthcare professionals and healthcare organizations.

SERVICES FOR HEALTHCARE PROFESSIONALS

         Most healthcare professionals are responsible for meeting their own continuing education requirements. We intend to enable these healthcare professionals to meet their continuing education requirements by obtaining credit through use of our online courseware by delivering online courseware to healthcare professionals through multiple, co-marketed Web sites offered in partnership with health Web sites, academic and medical institutions, pharmaceutical and equipment manufacturers, and healthcare providers. Healthcare professionals and other healthcare workers [can/will be able to] sign up to become registered users of the Company's service after accessing the log-in screen at our or any one of our distribution partners' Web sites. Each of these Web sites will be based upon our standard template but [is/will be] customized to match the look and feel of the Web site of the referring distribution partner. Services for healthcare professionals will include:

         o ONLINE COURSEWARE. The online courseware will be available through our network of co-branded Web sites and our web site will be targeted to healthcare professionals and include primarily CME and CEU accredited content.

         o WEBCAST EVENTS. We intend to offer both live and pre-recorded Webcasts of medical procedures, the viewing of which may be credited toward CME requirements.

         o E-COMMERCE OFFERINGS. We intend to offer products and services that complement our online continuing education and training courses and link sales of our courseware to related books, videotapes, audio tapes, and other educational and reference products produced by content partners.

SERVICES FOR HEALTHCARE ORGANIZATIONS

         Healthcare organizations are responsible for providing both government mandated and internally required training to their employees. Our services for healthcare organizations will include:

         o ONLINE COURSEWARE. The courseware we intend to provide will primarily focus on mandated training content. In addition, employers may make some CME and CEU content from our library available to their professional employees.

         o ADMINISTRATIVE AND MANAGEMENT TOOLS. We also intend to offer administrative and management tools to be used by human resources, training, and management personnel to manage curriculum and employee population training performance data.

         o CONTENT CONVERSION AND DEVELOPMENT. Many healthcare organizations provide their employees with organization-specific training. We intend to offer full-service capabilities to convert existing course materials to a Web-enabled format or develop custom courseware for these healthcare organizations.

SALES AND MARKETING

         Our sales team will focus on selling our continuing education and training service to hospitals and health networks. The sales team will also target pharmaceutical and medical equipment vendors for sponsorship opportunities and courseware development. We plan to increase our sales and marketing team to focus on marketing our proprietary software to new and existing customers.

         Although we have had no marketing efforts to date because of our development stage status, we plan in the future to launch a branding and advertising campaign focused on building awareness of our products and services to all of our market segments. The Company will focus on leveraging its marketing efforts through co-branding arrangements with distribution partners.

COMPETITION

         The market for online continuing education and training for the healthcare industry is new and rapidly evolving. We face competitive pressures from numerous actual and potential competitors, including:

         o Web sites targeting medical professionals that currently offer or may develop their own continuing education content in the future;

         o  traditional medical publishers and continuing education providers;

         o  academic medical centers;

         o  other Web-based continuing education and training providers;

         o software developers that bundle their training systems with industry training content;

         o  professional membership organizations;

         o companies that market general-purpose computer-managed instruction systems into the healthcare industry; and

         o interactive media development companies focused on the healthcare industry.

         Many of these companies have greater financial, technical, product development, marketing, and other resources than we do. These companies may be better known and have longer operating histories. We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

         o the timing and market acceptance of new solutions and enhancements to existing solutions developed by our company or our competitors;

         o  customer service and support efforts;

         o  sales and marketing efforts; and

         o the ease of use, performance, price, and reliability of solutions developed either by our company or our competitors.

PLANETEXTREME.COM AND UFOTV.COM

         The market for online entertainment is growing and rapidly evolving. We compete for users, advertisers and electronic commerce marketers with a wide range of companies including the following:

         o  Internet "portal" companies, including Excite, Lycos and Yahoo!;

         o Internet search engines and directories, including AskJeeves and LookSmart;

         o  online content web sites, including C/net, ESPN.com and ZDNet.com;

         o  online personal homepage services, including Geocities and Tripod;

         o publishers and distributors of television, radio and print, including CBS, Disney, NBC and Time Warner;

         o general purpose consumer online services, including America Online and Microsoft Network; and

         o web sites maintained by Internet service providers, including AT&T WorldNet, EarthLink and MindSpring.

         We believe that our ability to compete depends on many factors, many of which are outside of our control. These factors include the quality of content provided by us and our competitors, the ease of use of services developed either by us or our competitors, the timing and market acceptance of new and enhanced services developed either by us or our competitors, and sales and marketing efforts of us and our competitors.

         We also compete with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or ABOUT.COM to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising or to advertise on Planet Extreme.com.

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

THE INTERNET

         The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

         o PRIVACY LAW. Current and proposed federal, state, and foreign privacy regulations and other laws restricting the collection, use, and disclosure of personal information could limit our ability to use the information in our databases to generate revenues.

         o ENCRYPTION LAWS. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may need to incur substantial costs to comply with these requirements or change the way we do business.

         o CONTENT REGULATION. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel, and defamation. We could be liable if content delivered by us violates these regulations.

         o SALES AND USE TAX. We do not intend to collect sales, use, or other taxes on the sale of CME courses on our Web sites other than on sales in Tennessee and Massachusetts. However, states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

         The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues or otherwise harm our business, financial condition, and operating results.

         Laws and regulations directly applicable to e-commerce and Internet communications are becoming more prevalent. The most recent session of Congress enacted Internet laws regarding online copyright infringement. Although not yet enacted, Congress is considering laws regarding Internet taxation. These are recent enactments, and there is uncertainty regarding their marketplace impact.

         Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could negatively affect our business. If we were alleged to violate federal, state, or foreign, civil or criminal law, even if we could successfully defend such claims, it could negatively affect our business.

REGULATION OF CONTINUING EDUCATION FOR HEALTHCARE PROFESSIONALS

         CME. State licensing boards, professional organizations, and employers require physicians to certify that they have accumulated a minimum number of CME hours to maintain their licenses. Generally, each state's medical practice laws authorize the state's board of medicine to establish and track CME requirements. Medical licensing boards in 34 states currently have CME requirements. The number of CME hours required by each state ranges up to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME will result in non-renewal of the physician's license to practice medicine and/or membership in a medical or practice specialty society.

         The American Medical Association's, or AMA's, Physician Recognition Award, or PRA, is the most widely recognized certificate for recognizing physician completion of CME. The AMA classifies continuing education activities as either category 1, which includes formal CME programs, or category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA category 1 because this has become the benchmark for quality in formally organized educational programs. Almost all agencies nationwide that require CME participation specify AMA PRA category 1 credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA category 1 credit or AMA PRA category 2 hours.

         The American Counsil on Continuing Medical Education ("ACCME") is responsible for the accreditation of medical schools, state medical societies, and other institutions and organizations that provide CME activities for a national or regional audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states.

         CEU. As with CMEs, the state's nurse practice laws are usually the source of authority for establishing the state board of nursing, which then establishes the state's CEU requirements for professional nurses. The CEU programs are accredited by the American Nurses Credentialing Center Commission on Accreditation and/or the state board of nursing. CEU requirements vary widely from state to state. Nurse licensing boards in 29 states require some form of CEU in order to renew a nurse's license. In some states, the CEU requirement only applies to re-licensure of advance practice nurses or additional CEU's required of this category of nurses. On average, 12 to 15 CEU's are required annually, with reporting generally on a bi-annual basis.

         OTHER DISCIPLINES. Various allied health professionals are required to obtain continuing education to maintain their licenses. Generally, these professionals meet this requirement by obtaining continuing education. For example, a physician assistant must acquire 100 continuing education hours every two years in order to renew his or her license.

         JOINT COMMISSION ON ACCREDITATION OF HEALTHCARE ORGANIZATIONS. The JCAHO imposes CME requirements on physicians that relate to each physician's specific staff appointments. In addition, the JCAHO mandates that employers in the healthcare industry provide certain workplace safety and patient interaction training to employees. JCAHO required training may include programs on infection control, patient bill of rights, radiation safety, and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive JCAHO accreditation.

         OCCUPATIONAL SAFETY AND HEALTH ADMINISTRATION. OSHA regulations require employers to provide training to employees to minimize the risk of injury from various potential workplace hazards. Employers in the healthcare industry are required to provide such training with respect to various topics, including blood-borne pathogens exposure control, laboratory safety, and tuberculosis infection control. OSHA regulations require employers to keep records of their employees' completion of training with respect to these workplace hazards.

THE U.S. FOOD AND DRUG ADMINISTRATION AND THE FEDERAL TRADE COMMISSION

         Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content, and dissemination of labeling, advertising, and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology, or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved claims and, in limited circumstances, to a limited number of claims not approved by the FDA. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our service is subject to the full array of the FDA and FTC requirements and enforcement actions. We believe that banner advertisements, sponsorship links, and any educational programs that lack independent editorial control that we may present with our service could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our service violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information.

         In 1996, the FDA announced it would develop a guidance document expressing a broad set of policies dealing with the promotion of pharmaceutical, biotechnology, and medical device products on the Internet. Although the FDA has yet to issue that guidance document, agency officials continue to predict its eventual release. The FDA guidance document may reflect new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         We intend to obtain the majority of our content license agreements by acquiring content providers and video and music libraries, through, and from internal staff development. Accordingly, we may be liable to third parties for the content in our library and distributed through our distribution channels if the video music, text, graphics, software, or other content in our library violates their copyright, trademark, or other intellectual property rights or if our content partners violate their contractual obligations to others by providing content in our library.

         We may also be liable for anything that is accessible from our Web sites through links to other Web sites. We will attempt to minimize these types of liability by requiring representations and warranties relating to our content partners' ownership of and rights to distribute and submit their content and by taking related measures to review content in our library. For example, we intend to require that our content partners represent and warrant that their content does not infringe on any third-party copyrights and that they have the right to provide their content and have obtained all third-party consents necessary to do so.

         Proprietary rights are important to our success and its competitive position. To protect our proprietary rights, we rely generally on copyright, trademark, and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors, and customers. Despite such protections, a third party could, without authorization, copy or otherwise appropriate content or other information from our database. Our agreements with employees, consultants, and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark, and trade secret protection may not be available in those jurisdictions.

         The legal status of intellectual property on the Internet is currently subject to various uncertainties. The current system for registering, allocating, and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union.

         There have been substantial amounts of litigation in the computer and online industries regarding intellectual property assets. Third parties may claim infringement by us with respect to current and future products, trademarks, or other proprietary rights, and we may counterclaim against such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, cause product release delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition, and operating results. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all.

EMPLOYEES

         As of March 24, 2000, we have 15 full-time employees, consisting of upper management, graphic designers, sales and marketing staff, producers, editors, in-house legal and administrative support.

RISK FACTORS WHICH COULD AFFECT FUTURE RESULTS

         YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO OTHERS DISCUSSED IN THIS REPORT, IN ASSESSING OUR COMPANY AND OUR BUSINESS.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY WHICH MAY NOT BE A RELIABLE BASIS FOR EVALUATING OUR PROSPECTS.

         We are a development stage company and have a limited operating history upon which you can evaluate us and our potential. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets like ours. Our failure to successfully address these risks and uncertainties could have a material adverse effect on our financial condition. Some of these risks and uncertainties relate to our ability to:

         o  establish and maintain relationships with sponsors and advertisers;
         o  respond effectively to competitive and technological developments;
            and
         o further develop our infrastructure, including additional hardware and software, customer support, personnel and facilities, to support our business.

WE EXPECT FUTURE LOSSES BECAUSE WE ANTICIPATE THAT OUR OPERATING EXPENSES WILL INCREASE RAPIDLY.

         To date, we have not generated any revenues from operations. We expect to have increasing net losses and negative cash flows for the foreseeable future. We intend to expend significant financial resources to acquire additional content, develop and expand our operations. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. Consequently, we may be unable to be profitable, and if we are, we may not increase profitability in the future.

OUR REVENUES MAY NOT BE ABLE TO KEEP PACE WITH OUR EXPENSES IN THE FUTURE.

         To attract and retain a larger audience for our online content, we may need to significantly increase our expenditures for marketing our brand and for content, technology and infrastructure development. Many of these expenditures will be planned or committed in advance in anticipation of future revenues. If our revenues are lower than expected, we may not be able to reduce spending accordingly. We believe brand awareness will be critical to increasing our audience. If we do not increase our revenues as a result of our branding and other marketing efforts or if we otherwise fail to promote our brand successfully, our business, financial condition, and results of operations could be materially and adversely affected.

WE WILL REQUIRE ADDITIONAL CAPITAL IN THE FUTURE WHICH MAY NOT BE AVAILABLE TO
US.

         Our expansion and development plans are expected to consume substantial amounts of capital. We expect to increase our capital and operating expenditures significantly in the future, especially if we make additional acquisitions or decide to focus on brand development and expand our online business into other related web-based services. We will need to raise significant additional funds in the future through public or private debt or equity financing. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our libraries, or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. Our future capital requirements depend upon many factors, including, but not limited to:

         o  the rate at which we expand our operations; and
         o the extent to which we develop and brand our libraries, products, and services.

WE ARE COMPETING IN A NEW MARKETS WHICH MAY NOT DEVELOP OR IN WHICH WE MAY FAIL TO GAIN MARKET ACCEPTANCE.

         The markets for online continuing education and training in the healthcare industry and entertainment web programming are new and rapidly evolving. As a result, uncertainty as to the level of demand and market acceptance exposes us to a high degree of risk. We cannot assure you that the healthcare community will accept online continuing education and training as a replacement for, or alternative to, traditional sources of continuing education and training. Market acceptance of online continuing education and training depends upon continued growth in the use of the Internet generally and, in particular, as a source of continuing education and training services. If the market for online continuing education and training fails to develop, develops more slowly than expected or becomes saturated with competitors, or our services do not achieve or sustain market acceptance, our business will suffer. [Add online entertainment discussion per PlanetExtreme]

FAILURE TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM GENERATING THE REVENUES WE EXPECT.

         We anticipate a rapid expansion in end user traffic on the web sites we intend to operate, and the co-branded web sites we intend to operate with distribution partners. To manage our growth, we must successfully implement, constantly improve and effectively utilize our operational and financial systems while aggressively expanding our workforce. We must also maintain and strengthen the breadth and depth of our strategic relationships while rapidly developing new relationships. Our existing or planned operational and financial systems may not be sufficient to support our growth, and our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If our potential growth is not adequately managed, our business will suffer.

WE MAY BE UNABLE TO BUILD RELATIONSHIPS WITH CONTENT PROVIDERS.

         Our success depends significantly on our ability to maintain relationships with the publishers and authors who will provide continuing education and training content for our library and our ability to build new relationships with other content partners, including with our primary content provider, MMI. We expect that many of our agreements with publishers and authors will be non-exclusive, and our competitors offer, or could offer, continuing education and training content that is similar to or the same as ours. If publishers and authors offer information to users or our competitors on more favorable terms than those offered to us, our competitive position and our profit margins and prospects could be harmed. In addition, the failure by our content partners to deliver high-quality content and to continuously upgrade their content in response to user demand and evolving healthcare advances and trends could result in user dissatisfaction and inhibit our ability to attract users.

WE MAY BE UNABLE TO BUILD RELATIONSHIPS WITH DISTRIBUTION PARTNERS.

         If we are not successful in developing and enhancing relationships with distribution partners, including our primary distribution partner, MMI, we could become less competitive and our revenues could decline. Our distribution partners may not view their relationships with us as significant to the success of their business. As a result, they may reassess their commitment to us or decide to compete directly with us in the future. We do not intend to have agreements that prohibit our distribution partners from competing against us directly or from contracting with our competitors. Arrangements with our distribution partners generally will not establish minimum performance requirements, but instead will rely on the voluntary efforts of our distribution partners. As a result, these relationships may not be successful.

OUR FUTURE SUCCESS DEPENDS IN PART ON REVENUES FROM SPONSORSHIPS AND, TO A LESSER EXTENT, ADVERTISING, AND THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET SPONSORSHIP AND ADVERTISING IS UNCERTAIN.

         We plan to derive significant revenues from sponsorships and, to a lesser extent, the sale of advertisements, in conjunction with our online continuing education and training services. The market for corporate sponsorship and advertising on the Internet is new and rapidly evolving. Many sponsors and advertisers have limited experience with Internet sponsorship and advertising, and may ultimately conclude that Internet sponsorship and advertising are not effective relative to traditional sponsorship and advertising opportunities. As a result, the market for sponsorship or advertising on the Internet may not continue to emerge or become sustainable. This makes it difficult to project our future sponsorship and advertising revenues and rates. If the market for Internet sponsorship or advertising fails to develop or develops more slowly than we expect, our business will suffer.

WE EXPECT COMPETITION TO INCREASE SIGNIFICANTLY IN THE FUTURE WHICH COULD REDUCE OUR REVENUES, POTENTIAL PROFITS AND OVERALL MARKET SHARE.

         The market for traditional and online continuing education and training services is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, both online and offline, many of which have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that online continuing education and training services maintained by our existing and potential competitors will not be perceived by the healthcare community as being superior to ours.

THE CONTINUING EDUCATION AND TRAINING, ENTERTAINMENT, ADVERTISING, AND ELECTRONIC COMMERCE MARKETS ARE FIERCELY COMPETITIVE, WHICH COULD LIMIT OUR MARKET SHARE AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         VIDEO AND ONLINE ENTERTAINMENT

         The video and online entertainment market is intensely competitive, and we expect that competition will increase. Consumers in this market currently spend time viewing broadcast television, cable television, satellite television, and home videos and playing video games, where content is provided by numerous well-established companies. In addition, numerous companies offer online entertainment, with an increasing number offering video, graphic, or animation content. These companies include:

         - publishers and distributors of traditional video media, such as television and film, including the broadcast networks, cable networks, film studios and their Internet affiliates such as Disney's Go.com and Viacom's MTV Online Networks;

         - online services or Web sites that offer or intend to offer video entertainment over the Internet or broadband, such as Broadcast.com, Pseudo.com, AFI, Wirebreak Entertainment, Shockwave.com, CRAPtv, AtomFilms, Mediatainment, Streamland, Tranz-send Broadcasting Network, Moviehead.com, Brilliant Digital Entertainment, Honkworm.com, Sync.com, Intertainer and Warner Brothers' Entertaindom;

         - online services providing content or community activities such as America Online, GeoCities, PeopleLink, Animalhouse.com, The Palace and TalkCity;

         - online video-gaming sites which allow for multiple users to play video-games against each other over the Internet such as mplayer.com, Uproar, Electronic Arts/Ultima Online, IGN.com, Blizzard Entertainment, Sony Online Entertainment and Nintendo.com;

         - Generation Y-targeted Internet sites such as Peelworld.com, Sputnik7.com, SlackerTV, Slywire.com, Bolt, Alloy Online and iturf;

         - Web retrieval and other Web "portal" companies, including Yahoo, Lycos, Excite@Home, and Infoseek; and

         - telecommunications companies with access to a large base of end users, including regional "Bell" companies, long distance service providers such as AT&T and Sprint and digital subscriber line providers such as Bell Atlantic and US West.

         Many of these companies have substantially greater financial, technical, personnel and other resources than our company, and many have established reputations for success in the creation of entertainment programs.

         ADVERTISING

         We compete with traditional media, such as television, radio and print, for a share of advertisers' total advertising budgets. Many of our competitors in the traditional media have larger and more established sales organizations, greater name recognition and more established relationships with advertisers and advertising agencies than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to attract users and advertisers than we can. In addition, several of these traditional media companies have formed alliances with other Internet companies, which may result in them favoring these other Internet companies' Web sites.

         There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project the level of Internet advertising revenue that will be realized generally or by any specific company. In addition, the available inventory of advertising space on the Internet and elsewhere has recently increased substantially. Accordingly, we may face increased pricing pressure for the sale of advertisements. A reduction in our advertising revenues would have a material adverse effect on our business, results of operations and financial condition.

         ELECTRONIC COMMERCE

         The electronic commerce market is new, rapidly evolving and very competitive. We expect competition to intensify in the future, as we will be competing with online retailers offering consumer goods to Generation Y, such as iTurf and Alloy Online, as well as traditional retailers which have or plan to have online electronic commerce stores, such as The Gap and Wal-Mart. Increased competition is likely to result in price reductions and reduced gross margins, either of which could seriously harm the prospects for our electronic commerce operations. We expect to compete with other online retailers of youth-oriented goods, as well as traditional retailers, many of which have longer operating histories, larger customer bases and greater retail brand recognition than we have.

WE DEPEND ON THE AVAILABILITY OF STREAMING-MEDIA TECHNOLOGY AT AFFORDABLE
PRICES.

         We rely on online video player software products such as Microsoft's Media Player, Apple Computer's Quicktime and RealNetworks' Real Player to provide our users with the ability to view our programming. In order to receive video content over the Internet adequately, users generally must have multimedia personal computers with certain microprocessor requirements, Internet access of at least 56.6 kbps and video player software. Users typically electronically download such software and install it on their computers. Such installation may require technical expertise that some users do not possess. In addition, older versions of certain Web browsers may need to be reconfigured in order to receive streaming media from our network.

IF WE FAIL TO COLLECT ACCURATE AND USEFUL DATA ABOUT OUR END USERS, POTENTIAL SPONSORS AND ADVERTISERS MAY NOT SUPPORT OUR SERVICES, WHICH MAY RESULT IN REDUCED SPONSORSHIP AND ADVERTISING REVENUES.

         We plan to use data about our end users to expand, refine and target our marketing and sales efforts. We will collect most of our data from end users who will report information to us as they register for courses on our, or our distribution partners', Web sites. If a large proportion of users impedes our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective since sponsors and advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in sponsorship and advertising revenues.

WE MAY BE UNABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

         We may be unable to retain our key employees and key sales affiliates or attract, assimilate or retain other highly qualified employees and sales affiliates in the future. Our future success depends on our ability to attract, retain and motivate highly skilled employees and sales affiliates. Particularly, if we do not succeed in attracting new personnel or retaining and motivating our current personnel, it may be difficult for us to manage our business and meet our objectives.

WE ARE DEPENDENT ON OUR KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS.

         Our future success depends to a significant extent on the efforts and ability of our management team, particularly Ross A. Love, our Chief Executive Officer and Gene Fein, our President. The departure of any of our officers or key employees could harm our ability to implement our business plan.


OUR OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER US.

         Our executive officers and directors, in the aggregate, beneficially own approximately 38.69% of the common stock. These stockholders may be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.


A FAILURE IN THE PERFORMANCE OF OUR WEB HOSTING FACILITY SYSTEMS COULD HARM OUR BUSINESS AND REPUTATION.

         We depend upon a third party Internet service provider to host and maintain our web sites. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our web site or a decrease in responsiveness of our web site service could result in reduced revenue, and could be harmful to our reputation and brand. Our Internet service provider does not guarantee that our Internet access will be uninterrupted, error free or secure. Any disruption in the Internet service provided by such provider could significantly harm our business. In the future, we may experience interruptions from time to time. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our web servers must be able to accommodate a high volume of traffic and we may in the future experience slower response times for a variety of reasons. If we were unable to add additional software and hardware to accommodate increased demand, this could cause unanticipated system disruptions and result in slower response times. Customers may become dissatisfied by any system failure that interrupts our ability to provide access or results in slower response time.

WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         We may receive in the future, notice of claims of infringement of other parties proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time consuming, resulting in costly litigation and diversion of technical and management personnel, cause delays in the development and release of new products or services, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could harm our business.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BRAND AND OUR BUSINESS.

         We will need to rely on a combination of trademark and copyright law and trademark protection. Despite our efforts, we cannot be sure that we will be able to prevent misappropriation of our intellectual property. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources away from the operation of our business.

ANY REDUCTION IN THE REGULATION OF CONTINUING EDUCATION AND TRAINING IN THE HEALTHCARE INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS.

         Our business is dependent in part on required continuing education and training for healthcare professionals and other healthcare workers resulting from regulations of state and Federal agencies, state licensing boards and professional organizations. Any change in these regulations which reduce the requirements for continuing education and training for the healthcare industry could harm our business.

RISKS RELATED TO THE INTERNET INDUSTRY

OUR BUSINESS WILL SUFFER IF WE FAIL TO ADAPT TO EVOLVING STANDARDS AND TECHNOLOGIES.

         The standards and technologies that make up the Internet will evolve and change over time. We must adapt our services to maintain compatibility in the future to assure that we can continue to deliver high quality services on the Web. Our inability to deliver high quality services would lead to a decline in the demand for our services.

THIRD PARTY BREACHES OF DATABASE SECURITY COULD DISRUPT OUR OPERATIONS AND INCREASE OUR CAPITAL EXPENDITURES.

         A party who is able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in our operations. As a result we may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches, which could harm our business.

INTERNET RELATED REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

         There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, domain name registration, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues including intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel, employment and person privacy is uncertain and developing.

OUR ABILITY TO GENERATE BUSINESS DEPENDS ON CONTINUED GROWTH OF ONLINE COMMERCE.

         Our ability to generate business through our Web site depends on continued growth in the use of the Internet, on the acceptance of the Internet as a vehicle for commerce and on volume of commerce transactions via the Internet. We cannot assure you that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread or that our sales will grow at a comparable rate. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

         o  Lack of acceptable security technologies;
         o  Lack of access and ease of use;
         o  Congestion of traffic;
         o Inconsistent quality of service and lack of availability of cost-effective, high-speed service;
         o  Potentially inadequate development of the necessary infrastructure;
         o  Governmental regulation; and
         o  Uncertainty regarding intellectual property ownership.

         We cannot assure you that the Internet will support increasing use or will prove to be a viable commercial marketplace.

INFORMATION DISPLAYED ON OUR WEB SITE MAY SUBJECT US TO LITIGATION AND THE RELATED COSTS.

         We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to information published on our Web site. We could also be subject to claims based upon the content that is accessible from our Web site through links to other Web sites. Defending against any such claims could be costly and divert the attention of management from the operation of our business.

ITEM 2.           PROPERTY

         We have entered a lease for approximately 3,193 square feet at our new principal executive offices located at 1640 5th Street, Suite 218, Santa Monica, California. This facility will house all our executive, design and support staff.

ITEM 3.           LEGAL PROCEEDINGS

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been approved for trading on the Over-the-Counter Market Bulletin Board under the symbol "CPIM" since October 1999. We have no shares of preferred stock outstanding. The following table sets forth the quarterly high and low closing sale prices of our common stock for the calendar periods indicated, as reported by Commodity Systems, Inc.. Quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                         COMMON STOCK
                                                        ---------------
          PERIOD                                        HIGH        LOW
          ------                                        ----        ---
          Year Ended December 31,1999

          1st  Quarter................................  $N/A        $N/A
          2nd  Quarter................................  $N/A        $N/A
          3rd Quarter.................................  $N/A        $N/A
          4th  Quarter................................  $5.4736     $5.1178




         As of March 24, 2000, there were approximately 125 holders of record of our common stock. On March 24, 2000, 2000, the closing sales price of our common stock on the National Quotation Bureau's "Pink Sheets" was $14 per share.

         We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of our board of directors and will depend on our earnings, if any, our capital requirements and financial condition, and such other factors as the board of directors may consider.

                    RECENT SALES OF UNREGISTERED SECURITIES

         In September of 1999, we commenced an offer to sell up to a maximum of 1,350,000 shares of our common stock to "accredited investors" as defined in Rule 501(a) of Regulation D ("Reg D") promulgated under the Securities Act of 1933, as amended ("Securities Act"). The offering was made in reliance upon an exemption pursuant to Rule 506 of Reg D, and closed on January 1, 2000 and 1,313,278 shares of common stock were issued of the 1,350,000 shares of common stock offered. All shares were sold at a per share price of $11.50 for aggregate gross proceeds of $1,969,917.

         In November of 1999 we issued 5,600,000 shares of our common stock pursuant to a merger with Interactive ConEd.com, Inc. ("ICE"). Each outstanding share of ICE common stock was exchanged for one share of our common stock. These shares were issued in reliance upon Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunity to ask questions of management concerning information provided or made available. The investors confirmed their investment intention in writing, and the certificates for the securities bear a legend accordingly.

         In November 1999 we approved the issuance of 224,000 shares of our common stock to Medical Development Management, Inc. ("MDM") payment for services provided under the Content Provider and Services Agreement effective November 22, 1999 by and among American Academy of Anti-Aging Medicine, Inc., MDM and Interactive ConEd.com, Inc.

         These shares were issued in reliance upon Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunity to ask questions of management concerning information provided or made available. The investors confirmed their investment intention in writing, and the certificates for the securities bear a legend accordingly.

         In March of 2000 we acquired all the assets of Plant Extreme, Ltd. in exchange for 3,500,000 shares of our common stock.

         These shares were issued in reliance upon Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunity to ask questions of management concerning information provided or made available. The investors confirmed their investment intention in writing, and the certificates for the securities bear a legend accordingly.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in "risk factors" and elsewhere in this annual report. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report. See "Forward-looking Statements" and "Business-Risk Factors."

Overview

The Company is an alternative health, entertainment, community and e-commerce destination for the emerging Internet culture. We converge streaming video, continuing medical education interactive content, e-commerce, communication and music into a multi-media entertainment experience. We are a place for advertisers, sponsors and e-commerce providers because we are developing deep and relevant relationships with educated, successful Internet consumers.

Pursuant to a series of transactions on November 24, the Company acquired all of the issued and outstanding share capital of Interactive Coned.com, Inc. ("ICE"), a Delaware company, incorporated on June 22, 1999 and under common control. The Company exchanged 5,600,000 common shares for all of the outstanding share capital of ICE. As a result of this acquisition, the previous shareholders of ICE, as a group, own more than 50% of the issued and outstanding voting shares of the Company. Consequently, this business combination has been accounted for as a reverse acquisition whereby ICE is deemed to have been combined in a manner similar to a pooling of interests, and to have acquired the Company. Accordingly, these transactions reflect the recapitalization of business of ICE on a combined basis. This acquisition will allow the Company to meet its business objective of providing Web-based continuing education and training for the healthcare community utilizing its proprietary technology.

As at November 23, 1999, the Company had no monetary assets. For purposes of the acquisition, the fair value of the net monetary assets of $0 has been ascribed to the 4,000,000 previously outstanding common shares of the Company deemed to be issued in the acquisition.

On February 29, 2000, the Company acquired all of the issued and outstanding share capital of Planet Extreme Ltd., Inc. ("Planet") a California Limited Liability Corporation. The Company exchanged 3,500,000 common shares and $35,000 in cash for all of the outstanding share capital of Planet. This acquisition will allow the Company to meet its business objective of providing streaming video content for its sports entertainment.

The Company has incurred losses since inception, and at December 31, 1999, had an accumulated deficit of $808,000. The Company has recently increased its sales and marketing and general and administrative expenses as it has focused the entire efforts of its direct sales force to signing agreements with ISPs, Web portals and foreign governmental and educational institutions. The Company plans to continue increasing operating expenses to expand its sales operations, fund greater levels of research and development for its Internet-based product lines, improve its operational and financial systems and create its international operations. As a result, the Company is likely to continue to incur losses, and if the Company's revenues do not continue to materialize significantly, the Company may never be profitable.

Results of Operations

Year Ended December 31, 1999

Revenues. The Company had no revenues for the year ended December 31, 1999.

Amortization. The amortization charge to operations represents the construction of the Company's website. The total cost of the website amounted to $60,250 and is being amortized over a five year period. Amortization expense for the year ended December 31, 1999 amounted to $1,867.

Depreciation. Depreciation expenses consist of depreciation on the Company's tape library, computer equipment, office equipment and furniture. Capital assets such as computer equipment and office equipment are depreciated on a straight-line basis over their estimated useful lives, computer equipment over five years and office equipment over five years. During the year ended December 31, 1999, depreciation expenses increased to $2,791.

General and Administrative Expenses. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses were $810,235 for the year ended December 31, 1999, consisting primarily of consulting expenses of $285,441, professional fees of $119,149 resulting from auditing the Company's financial statements and legal fees relating to the filing of the Company's 10-SB and 10-QSB for the fiscal period ended December 31, 1999 and the merger of the Company with ICE and payroll and related benefits of $106,389. The Company anticipates that general and administrative expenses will increase significantly in the next year due to the implementation of its Internet/Intranet enabled software initiatives.

Research and Development Expenses. The Company has begun to develop its research and development staff and anticipates that it will continue to grow through 2000 as the Company focuses on improving and expanding the features and availability of its Internet/Intranet network-enabled software products. Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

Income Taxes. No provision for federal income taxes has been recorded in 1999 as a result of losses. As at December 31,1999, the Company had a net operating loss for United States income tax purposes of approximately $809,000 which will begin to expire in 2019 if not utilized. The Company has recognized a valuation allowance of $323,000 equal to the deferred tax assets due to the uncertainty of realizing the benefits of the asset.

Other Income. Interest income during the year ended December 31, 1999 amount to $1,317.

Liquidity and Capital Resources

Since inception, the Company has financed operations and met its capital expenditure requirements primarily through private sales of equity securities, which have resulted in net proceeds of $1,738,838 through December 31, 1999. At December 31, 1999, the Company had $936,721 in cash and cash equivalents and a working capital deficit of $966,913. In January 2000, the Company issued the common stock certificates to the purchasers of the private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. The allowed the Company to reclassify the deposits on unissued common stock to stockholders' equity and eliminated the working capital deficit. Upon reclassification of the common stock to stockholders' equity, the Company had approximately $771,000 in working capital. The Company sold 1,313,278 shares of common stock at $1.50 per share for aggregate gross proceeds of $1,969,917.

The Company has not yet generated positive cashflows from operating activities. Cash used in operating activities was $639,464 for the year ended December 31, 1999. The Company does not expect to generate positive cash from operations for the year ending December 31, 2000.

The Company's investing activities have consisted of capital expenditures totaling $162,653 for the year ended December 31, 1999. The capital expenditures of $102,406 related primarily to the acquisition of computer software and equipment as well as furniture and fixtures used to support its growing employee base. In addition, the Company hired outside consultants to construct its website. The cost of the website amounted to $60,250.

Net cash provided by financing activities was $1,738,838 for the year ended December 31, 1999. Net cash provided by financing activities resulted primarily from issuance of common stock.

The Company does foresee an increase in operating expenses in order to implement its Internet/Intranet enabled applications as well as the continued upgrade of its software application. The Company expects to fund these increases with further issuance of common stock of the Company and from advertising revenues that are expected to begin in the third quarter of 2000.

The Company believes that anticipated private placements of equity capital and anticipated operating revenues will be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet its long-term operating requirements. The Company may encounter business initiatives that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop or enhance its products or otherwise respond to competitive pressures would be significantly limited, and it may significantly restrict the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the financial statements, the notes thereto, and report thereon, commencing at page F-1 of this Report, which financial statements, notes, and report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding each of our directors and executive officers as of March 24, 2000.

NAME                                    AGE        POSITION
----                                    ---        --------

Ross A. Love.......................      38        Chief Executive Officer, and Chairman of
                                                   the Board

Lawrence R. Kuhnert................      48        Chief Financial Officer and Director

Gene Fein..........................      35        President and Director

Marvin Scaff.......................      34        Director

Dr. Lawrence Ribley................      35        Director


         ROSS A. LOVE has served as our Chief Executive Officer and Chairman of the Board since November 24, 1999. From December 1998 to the present, Mr. Love has held the position of Entrepreneur in Residence with Strategic Acquisition Ventures, or SAV, a technology incubator with offices in Palo Alto, California and Tampa, Florida that specializes in technology and internet investments. While with SAV, Mr. Love helped to conceive two internet-based companies, BrainBuzz.com and NewHomes.com. In 1995, Mr. Love founded www.Mothernature.com, a leading online brand for the vitamin and supplement market and served as Mothernature.com's CEO, President, and Chairman from November 1995 to May 1998. While at Mothernature.com, he was responsible for day to day operations, the development of strategic relationships with major portals such as Yahoo!, AOL, and Time Warner and successfully hired and transferred to a second stage management team in 1998 that raised $62 million in private equity financing from 12 top tier venture groups, including Bessemer Venture Partners, Alex Brown and CMGI@ventures. Prior to 1995, he served as CEO and Webmaster/Project Manager for the Tampa-based Auto Help International. Mr. Love conceived, developed, designed, and managed www.AutoHelp.com, a multifaceted automotive Website offering, New and Used Car Finders, New and Used Parts Finders, International Car Finder, and Specialty Car Finder.

         LAWRENCE R. KUHNERT has served as our Chief Financial Officer since November 24, 1999. From 1996 to 1999, Mr. Kuhnert served as Director of Acquisitions for Rotech Medical Corp., a leading home healthcare company, where he was directly involved in the management of over $200 million in acquisitions for the company. Prior to 1996, he served for seven years as the Chief Financial Officer of Con Pharma Home Health Care, which company was acquired by American Home Patient in 1995, whereupon he served as Area Vice President. Mr. Kuhnert's previous experience also includes extensive involvement in the founding of two home medical equipment companies eventually sold to Fortune 500 companies.

         GENE FEIN has served as President and Director since January 25, 2000. Mr. Fein has produced, directed or been the executive in charge of over 250 episodes of network television. Mr. Fein oversaw the international distributions of the television programs to over 40 countries. As co-owner of Planetextreme.com with Yahoo! and Broadcast.com, Mr. Fein pioneered streaming of Extreme Sport content on the web. Extreme Distribution, the distribution arm of Planet Extreme, is the first company to rack extreme sport videos for sale in Blockbuster Video. Planet Extreme now boasts a national film festival, as well as The Planet Extreme Championships, a 13 episode series featuring 10 of the greatest extreme sport athletes in the world competing against each other. The series broadcasts on Fox Sports Net on April 12, 2000.

         DR. LAWRENCE RIBLEY has served as a director since March 20, 2000. Dr. Ribley has been a Doctor of Chiropractic Medicine for over 10 years and operates his own successful chiropractic clinic in the Tampa, Florida area.

         MARVIN SCAFF has served as a director of the Company since March 20, 2000. Mr. Scaff has served as chief technology officer of the Brainbuzz.com since May 1999. Prior to joining Brainbuzz.com, from April 1996 to May 1999, Mr. Scaff founded and served as chief executive officer of Kinetoscope, Inc., one of the nation's pioneers in Java-based intelligent agent development. Prior to Kinetoscope, Inc., from March 1995 to March 1996, Mr. Scaff served as the director of engineering for hands-on technology (HOT), a publisher of business multimedia applications based in Burlingame, California and founded by Regis McKenna. Prior to HOT, he was the director of development for Image Technologies, a multimedia development company located in St. Petersburg, Florida. As the director of engineering at Teknosys, Mr. Scaff designed the rule-based expert systems used in solving system configuration problems for Help! And Help! Network products. Mr. Scaff is a member of the Artificial Knowledge Management Systems committee currently developing and ANSI standard for Artificial Knowledge Management Systems.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they filed. Ross A. Love and Larry R. Kuhnert, filed all initial reports required by Section 16(a) of the Exchange Act. The Company has not received copies of any reports filed by Roy Meadows or Interactive Medical Communications, Inc., therefore the Company cannot express an opinion as to whether Roy Meadows or Interactive Medical Communications, Inc. are in compliance with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation was paid to the Company's Chief Executive Officer and the other executive officers in 1999 (the "Named Executive Officers") for services rendered to the Company for each of the three years in the period ended December 31, 1999.


     Name and
Principal Position
------------------

Roy Meadows .................................
  Former Chairman of the Board,
  President & Chief Executive Officer

Ross A. Love ................................
  Chairman of the Board & Chief Executive
  Officer

Larry R. Kuhnert ............................
  Chief Financial Officer, Director &
  Secretary


OPTION GRANTS IN 1999

         No stock options were granted to the Named Executive Officers in 1999. The Board of Directors has adopted an Equity Incentive Compensation Plan that was submitted to stockholders for approval pursuant to proxy on March 30, 2000.

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

         There were no long-term incentive awards in the last fiscal year.


EMPLOYMENT AND DEFERRED COMPENSATION AGREEMENTS

         The Company is in the processes of negotiating a definitive employment agreement with Ross A. Love. The terms agreed to provide that Mr. Love will serve as Chairman of the Board and Chief Executive Officer for an annual base salary of $120,000 and that the agreement is to contain standard confidentiality provisions. Mr. Love will also be eligible for annual bonuses under the terms of the Employment Agreement. The Employment Agreement will provide that Mr. Love may receive incentive compensation consisting of stock options, restricted stock or any other type of compensation allowed under an approved incentive compensation plan and approved by the Board of Directors or appropriate committee thereof.

         The Company is in the process of negotiating a definitive employment agreement with Gene Fein. The terms agreed upon provide that Mr. Fein will serve as President for an annual base salary of $120,000 the agreement will contain standard confidentiality provisions. Mr. Fein will also be eligible for annual bonuses under the terms of the Employment Agreement. The Employment Agreement will provide that Mr. Fein may receive incentive compensation consisting of stock options, restricted stock or any other type of compensation allowed under an approved incentive compensation plan and approved by the Board of Directors or appropriate committee thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 24, 2000, information as to the Company's common stock beneficially owned by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

                                                    Amount and Nature of
Name of Beneficial Owner                          Beneficial Ownership (1)    Percent
------------------------                          ------------------------    -------

Roy Meadows ..................................           3,300,000             23.44%

Interactive Medical Communications, Inc. .....           2,400,000             17.05%

Ross Love ....................................           1,000,000              7.10%

Gene Fein ....................................           3,500,000             24.86%

Larry Kuhnert ................................             948,000              6.73%

Marvin Scaff .................................                  --                 *

Dr. Lawrence Ribley ..........................                  --                 *

All directors and executive officer as a
  group (5 persons) ..........................                                 38.69%


---------------

 *   Less than 1%

(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission (the "Commission") rules, includes shares as to which a person has or shares voting power and/or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.

COMPENSATION OF DIRECTORS

     No Director receives compensation for attending Board meetings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



                                     PART IV

ITEM 13. EXHIBITS, LIST  AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit

NUMBER                      EXHIBIT
------                      -------

     2                 Agreement and Plan of Merger effective as of November
                         22, 1999 -- incorporated by reference to Company's current Report on Form 8-K for an event dated
                         November 22, 1999
     3.1               Articles of Incorporation incorporated by reference to
                         Company's Registration Statement on Form 10SB filed
                         ________________
     3.2               By-laws incorporated by reference to the Company's
                         registration statement on Form 10-SB
     4*               *Registration Rights Agreement
     10.1              Agreement of Purchase and Sale between the Company and
                         Planet Extreme Ltd -- incorporated by reference to the Company's Current Report on Form 8-K for an event dated March 6, 2000
     10.2*            *Content Provider and Services Agreement -MDM/A4M
     10.3*            *Web Site Development and Support Agreement
     10.4**           *Office Lease
     27.1**           *Financial Data Schedule (for SEC use only)
---------------
*    Attached herewith.
**   To be filed by amendment.

(b)      REPORTS OF FORM 8K

         On December 9, 1999 the Company filed a Form 8-K announcing the merger between the Company and Interactive ConEd.com, Inc.

         On _____________, ____ the Company filed Amended Form 8-K for the financial statements related to the merger of the Company and Interactive ConEd.com, Inc.

         On March 21, 2000 the Company filed a Form 8-K announcing the acquisition of Planetextreme, Ltd.

     SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORPAS INVESTMENTS, INC.

Date: 4/13/00                           /s/ Ross A. Love
                                        ----------------------------------------
                                        Ross A. Love, Chairman of the Board,
                                        and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                             CAPACITY                                     DATE
---------                                             --------                                     ----

/s/ Ross A. Love
---------------------------                          Chairman of the Board,
Ross A.  Love                                        and Chief Executive Officer                 4/13/00


/s/ Larry Kuhnert
---------------------------                          Director and Chief Financial
Larry Kuhnert                                        Officer                                     4/13/00


/s/ Dr. Lawrence Ribley
---------------------------                          Director                                    4/13/00
Dr. Lawrence Ribley


                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                              FINANCIAL STATEMENTS

                         FOR THE PERIOD FROM INCEPTION
                      (JUNE 22, 1999) TO DECEMBER 31, 1999

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                               TABLE OF CONTENTS


Report of Independent Certified Public Accountants                  F-1

Balance Sheet                                                       F-2

Statement of Operations                                             F-3

Statement of Stockholders' Equity                                   F-4

Statement of Cash Flows                                             F-5

Notes to Financial Statements                               F-6 to F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Corpas Investments, Inc.

We have audited the accompanying balance sheet of Corpas Investments, Inc., a development stage entity, as of December 31, 1999 and the related statements of operations, stockholder's equity and cash flows for the period from inception (June 22, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corpas Investments, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.






Meeks, Dorman & Company, P.A.

/s/ Meeks, Dorman & Company, P.A.
---------------------------------
Longwood, Florida

April 6, 2000

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                                 BALANCE SHEET
                               DECEMBER 31, 1999


-------------------------------------------------------------------------------------
ASSETS
Cash                                                                       $  936,721
Employee advances                                                              15,500
-------------------------------------------------------------------------------------
   Total current assets                                                       952,221
-------------------------------------------------------------------------------------
Fixed assets, net                                                              99,612
-------------------------------------------------------------------------------------
Intangible assets, net                                                         58,383
-------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $1,110,216
=====================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                           126,880
   Accrued expenses                                                            53,416
   Deposits on unissued common stock                                        1,738,838
-------------------------------------------------------------------------------------
     Total liabilities                                                      1,719,134
-------------------------------------------------------------------------------------
Stockholders' deficit:
   Common stock, par value $.001, 50,000,000 shares authorized,
     9,600,000 shares issued and outstanding                                    9,600
   Accumulated deficit                                                       (812,918)
   Subscriptions receivable                                                    (5,600)
-------------------------------------------------------------------------------------
Total stockholders' deficit                                                  (808,918)
-------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $1,110,216
=====================================================================================


  The accompanying notes are an integral part of these financial statements.

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                            STATEMENTS OF OPERATIONS

                         FOR THE PERIOD FROM INCEPTION
                      (JUNE 22, 1999) TO DECEMBER 31, 1999


-----------------------------------------------------------------------------
Revenue                                                          $         --

Operating expenses                                                    810,235
-----------------------------------------------------------------------------
Other income:
    Interest                                                            1,317
-----------------------------------------------------------------------------
Net loss                                                             (808,918)
-----------------------------------------------------------------------------
Net loss per share                                               $       (.09)
-----------------------------------------------------------------------------
Weighted average common shares outstanding                          9,600,000
-----------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                         FOR THE PERIOD FROM INCEPTION
                      (JUNE 22, 1999) TO DECEMBER 31, 1999


-------------------------------------------------------------------------------------------------------------
                                                                                   DEFICIT
                                     NUMBER                                      ACCUMULATED
                                       OF                                         DURING THE        TOTAL
                                     COMMON                    SUBSCRIPTIONS     DEVELOPMENT     STOCKHOLDERS'
                                     SHARES         AMOUNT      RECEIVABLE          STAGE           DEFICIT
-------------------------------------------------------------------------------------------------------------
DATE OF INCEPTION,
   JUNE 22, 1999                           --     $     --     $         --     $        --      $         --
-------------------------------------------------------------------------------------------------------------
Shares issued to Corpas
  shareholders in reverse
  merger                            4,000,000        4,000               --          (4,000)               --
Shares issued to ICE
  shareholders in reverse merger    5,600,000        5,600            5,600)             --                --
Net loss                                   --           --               --        (808,918)         (808,918)
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                   9,600,000     $  9,600     $     (5,600)    $  (812,918)     $   (808,918)
=============================================================================================================

  The accompanying notes are an integral part of these financial statements.

                            CORPAS INVESTMENTS, INC
                          (A DEVELOPMENT STAGE ENTITY)

                            STATEMENTS OF CASH FLOWS

                         FOR THE PERIOD FROM INCEPTION
                      (JUNE 22, 1999) TO DECEMBER 31, 1999

---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $  (808,918)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization expense                          4,658
       Changes in assets and liabilities:
         Employee advances                                          (15,500)
         Accounts payable                                           126,880
         Accrued expenses                                            53,416
---------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                         (639,464)
---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                           (102,406)
   Purchase of intangible asset                                     (60,250)
---------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES:                            (162,653)
---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from deposits on unissued common stock                1,738,838
---------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                        1,738,838
---------------------------------------------------------------------------
   Net change in cash                                               936,721
   Cash, beginning of period                                             --
---------------------------------------------------------------------------
CASH, END OF PERIOD                                             $   936,721
===========================================================================
Supplemental disclosures of cash flow information:
---------------------------------------------------------------------------
Cash paid for interest                                          $        --
Cash paid for income taxes                                      $        --
===========================================================================


   The accompanying notes are an integral part of these financial statements.

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Corpas Investments, Inc., a development stage entity (the "Company" or "Corpas"), was incorporated on June 22, 1999 in the state of Delaware as Interactive ConEd.com, Inc. ("ICE") for the purpose of utilizing the Internet as a tool for satisfying the healthcare industry's need for online access to healthcare education, training and testing materials. It is the Company's mission to become a leading marketer of online continuing education and training for the healthcare industry. On November 24, 1999, the Company entered into a reverse merger agreement with Corpas Investments, Inc.,a publicly traded Company, and changed its name to Corpas Investments, Inc. (See Note 2).

In January 2000, the Company expanded its business plan to become a media programming umbrella. It is the Company's intent to create, acquire or merge with other entertainment and education libraries.

Liquidity - The Company has no revenues from operations and is subject to the risks, expenses, and uncertainties frequently encountered by companies in the development stage. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

Fixed Assets - Fixed assets are stated at cost. Depreciation will be provided for fixed assets over the estimated useful lives of the assets using a straight-line method.

Income Taxes - The Company follows the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The shares used in the computation as of December 31, 1999 were as follows:

               ----------------------------------------------
               Basic EPS                           9,600,000
               ----------------------------------------------

               Diluted EPS                         9,600,000
               ----------------------------------------------

Fair Value Of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, due to related parties, and product rights payable, approximates fair value due to the relatively short maturity of these instruments.

Disclosures About Segments of An Enterprise and Related Information - The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information" which changes the way public companies report information about segments. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. The Company does not have any disclosure requirements under this standard.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION

On November 24, 1999, the Company entered into a reverse merger agreement with Corpas Investments, Inc. to become a publicly traded company. In the transaction, Corpas issued one share of stock for each one share of ICE common stock outstanding as of the merger date. This resulted in 5,600,000 shares of common stock being issued to the stockholders of ICE. Corpas was incorporated on May 19, 1988 under the laws of the State of Florida. Corpas had been in the development stage since inception, and its activities had been limited to organization and capital formation. For accounting purposes, the merger has been treated as a recapitalization of ICE. The Florida corporation is the surviving legal entity, and the stock of ICE has been retroactively adjusted for a common stock split reflecting the legal entity's stock balance as of December 31, 1999. Losses from operations for ICE are included in the statement of operations for the period from June 22, 1999 through December 31, 1999.


NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:


              ---------------------------------------------------
                                                     December 31,
                                                         1999
              ---------------------------------------------------
              Tape library                            $    65,000
              Computer equipment                           37,403
              ---------------------------------------------------
                                                          102,403
                 Less - Accumulated depreciation           (2,791)
              ---------------------------------------------------
                Net fixed assets                      $    99,612
              ===================================================

Depreciation expense for fixed assets was $2,791 for the period ended December 31, 1999.


NOTE 4 - INTANGIBLE ASSETS

Intangible assets consists of a website with a cost of $60,250 which is net of accumulated amortization of $1,867. The website is being amortized on a straight-line basis over a five year life. Amortization expense for the period ended December 31, 1999 was $1,867.

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - DEPOSITS ON UNISSUED COMMON STOCK

On September 28, 1999, the Company commenced its private offering to raise $2,025,000 through the issuance of 1,350,000 shares of common stock at $1.50 per share. As of December 31, 1999, the Company had received $1,738,838 in relation to this offering which was reflected in the financial statements as deposits on unissued common stock. The stock related to this offering was then issued in January 2000.


NOTE 6 - INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $808,000 available as offsets against future taxable income. The net operating loss carryforwards expire during the year 2019.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:

           -------------------------------------------------
                                                     1999
           -------------------------------------------------
           Deferred tax assets
              Net operating loss                   $ 319,000

              Less: Valuation allowance             (319,000)
           -------------------------------------------------
                                                          --
           Deferred tax liabilities:                      --
           -------------------------------------------------

           -------------------------------------------------
           Net deferred tax asset                         --
           =================================================

The net change in the valuation allowance was approximately $319,000 relating to net operating losses from 1999.

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 7 - STOCKHOLDERS' EQUITY

As part of the Company's reverse merger (See Note 2), Corpas Investments, Inc. had 4,000,000 shares of $.001 par value common stock outstanding. Interactive Con-Ed.com, Inc. had 5,600,000 shares of $.001 par value common stock outstanding which had not been paid for and were reflected as subscriptions receivable of $5,600. Corpas Investments, Inc. issued one share of common stock for each one share of ICE stock outstanding. For accounting purposes, the merger has been treated as a recapitalization of ICE.


NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company's cash is maintained in federally insured financial institutions. These deposits are insured up to $100,000 per financial institution. At December 31, 1999, the Company had $843,270 in excess of the insured limitation.


NOTE 9 - COMMITMENTS

Leases - The following is a schedule by years of future minimum rental payments required under operating leases for property on which the offices are located:

           -----------------------------------------------------
                                                      Minimum
           Year ending December 31,                 Commitments
           -----------------------------------------------------
           2000                                    $    61,002
           2001                                        103,745
           2002                                        105,009
           2003                                         44,992
           ---------------------------------------------------
           Total minimum payments required         $   314,748
           ===================================================

Lease expense amounted to $4,181 for the year ended December 31, 1999.

                            CORPAS INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 10 - SUBSEQUENT EVENTS

On March 6, 2000, the Company closed on the purchase of Planet Extreme Ltd. Inc., a leading distributor of extreme sports content around the world. Planet Extreme properties include PlanetExtreme.com, The Planet Extreme Film Festival, Planet Extreme Championships and Extreme Distribution. As part of this acquisition, the Company assumes a 50% share in PlanetExtreme.com with the remaining 50% owned by Yahoo!Broadcast.com. The Company purchased PlanetExtreme Ltd. Inc. for $35,000 and 3,500,000 shares of common stock.

On March 17, 2000, the Company announced its license purchase of the largest library of UFO, paranormal and unexplained documentary programs in the world.