Form 10KSB/A
period 1999-12-31
CORPAS INVESTMENTS INC
filed 2000-05-12
CIK 1085781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended December 31, 1999
                  or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ___________ to ___________

                                    000-30100
                              ---------------------
                              (Commission File No.)

                            CORPAS INVESTMENTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            FLORIDA                                              59-2890565
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1640 5TH STREET, SUITE 218, SANTA MONICA, CA                        90405
--------------------------------------------                     ----------
  (Address of principal executive offices)                       (Zip Code)

         Issuer's Telephone Number, including area code: (310) 392-5640

                Securities registered under Section 12(b) of the
                        Securities Exchange Act of 1934:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                Securities registered under Section 12(g) of the
                      Securities Exchange Act of 1934: NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the common stock held by non-affiliates computed by reference to the closing price of the registrant's common stock as reported on the OTC Electronic Bulletin Board on May 1, 2000, was $107,759,013.

As of May 1, 2000, there were 14,078,579 shares of issuer's common stock outstanding.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                EXPLANATORY NOTE

         This Form 10-KSB/A amends the Form 10-KSB filed by Corpas Investments, Inc. (the "Company") on April 14, 2000 to correct the cover page, to amend Item 5 (Market for Common Equity and Related Stockholder Matters), Item 9 (Directors, Executive Officers, Promotors, and Control Persons; Compliance with Section 16(a) of the Exchange Act); Item 11 (Security Ownership of Certain Beneficial Owners and Management) and Item 12 (Certain Relationships and Related Transactions), and to add Exhibit 10.4 - Office Lease and Exhibit 27.1 - Financial Data Schedule.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been quoted on the OTC Electronic Bulletin Board under the symbol "CPIM" since October 1999. We have no shares of preferred stock outstanding. The following table sets forth the quarterly high and low closing sale prices of our common stock for the calendar periods indicated, as reported by Commodity Systems, Inc. Quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                            Common Stock
                                                       -----------------------
         Period                                         High             Low
         ------                                        -------         -------
         Year Ended December 31, 1999
         1st Quarter.................................  $N/A            $N/A
         2nd Quarter.................................  $N/A            $N/A
         3rd Quarter.................................  $N/A            $N/A
         4th Quarter.................................  $5.4736         $5.1178

         As of May 1, 2000, there were approximately 162 holders of record of our common stock. On May 1, 2000, the closing sale price of our common stock as quoted on the OTC Electronic Bulletin Board was $12 per share.

         We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of our board of directors and will depend on our earnings, if any, our capital requirements and financial condition, and such other factors as the board of directors may consider.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding each of our directors and executive officers as of May 1, 2000.

NAME                             AGE   POSITION
----                             --    --------
Ross A.  Love................... 38    Chief Executive Officer, and Chairman of
                                       the Board
Edward Z. Estrin................ 50    Chief Financial Officer and Director
Gene Fein....................... 35    President and Director
Marvin Scaff.................... 34    Director
Dr. Lawrence Ribley............. 35    Director

         ROSS A. LOVE has served as our Chief Executive Officer and Chairman of the Board since November 24, 1999. From December 1998 to the present, Mr. Love has held the position of Entrepreneur in Residence with Strategic Acquisition Ventures, or SAV, a technology incubator with offices in Palo Alto, California and Tampa, Florida that specializes in technology and Internet investments. While with SAV, Mr. Love helped to conceive two internet-based companies, BrainBuzz.com and NewHomes.com. In 1995, Mr. Love founded www.Mothernature.com, a leading online brand for the vitamin and supplement market and served as Mothernature.com's CEO, President, and Chairman from November 1995 to May 1998. While at Mothernature.com, he was responsible for day-to-day operations, the development of strategic relationships with major portals such as Yahoo!, AOL, and Time Warner and successfully hired and transferred to a second stage management team in 1998 that raised $62 million in private equity financing from 12 top tier venture groups, including Bessemer Venture Partners, Alex Brown and CMGI@ventures. Prior to 1995, he served as CEO and Webmaster/Project Manager for the Tampa-based Auto Help International. Mr. Love conceived, developed, designed, and managed www.AutoHelp.com, a multifaceted automotive Website offering, New and Used Car Finders, New and Used Parts Finders, International Car Finder, and Specialty Car Finder.

         EDWARD Z. ESTRIN was appointed a Director of the Company on May 10, 2000, and in February 2000 was retained by the Company as interim Chief Financial Officer, which duties he assumed in April 2000. He has been serving as the Company's interim Chief Financial Officer since April 2000. Mr. Estrin is a certified public accountant and practiced public accountancy in his firm, Estrin, Griffiths & Assoc., CPAs from 1983 to February 1997. From February 1997 to the present, he has served as Vice President and Chief Financial Officer of Private Asset Management, Inc., San Diego, California, an asset management firm with assets under management of over $1 billion. Additionally, Mr. Estrin has served in many capacities for the Society of California Accountants (SCA) including from 1991 to 1994, State Secretary/CFO, State Vice President, State President Elect and State President. He is a Diplomat of the American Board of Forensic Accounting. Mr. Estrin is the father of Sam Estrin, the Company's Chief Technology Officer.

         GENE FEIN has served as President and Director since January 25, 2000. Mr. Fein has produced, directed or been the executive in charge of over 250 episodes of network television. Mr. Fein oversaw the international distributions of the television programs to over 40 countries. As co-owner of Planetextreme.com with Yahoo! and Broadcast.com, Mr. Fein pioneered streaming of Extreme Sport content on the web. Extreme Distribution, the distribution arm of Planet Extreme, is the first company to rack extreme sport videos for sale in Blockbuster Video. Planet Extreme now boasts a national film festival, as well as The Planet Extreme Championships, a 13 episode series featuring 10 of the greatest extreme sport athletes in the world competing against each other.
Such series broadcasts on Fox Sports Net on April 12, 2000.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they filed. Ross A. Love and Larry R. Kuhnert filed all initial reports required by Section 16(a) of the Exchange Act. The Company has not received copies of any reports filed by Roy Meadows or Interactive Medical Communications, Inc., therefore the Company cannot express an opinion as to whether Roy Meadows or Interactive Medical Communications, Inc. are in compliance with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation was paid to the Company's Chief Executive Officer or any other executive officer in excess of $100,000 per year (the "Named Executive Officers") for services rendered to the Company during each of the three years ended December 31, 1999.


                                                                                         SECURITIES
               NAME AND                  FISCAL                          OTHER ANNUAL    UNDERLYING     ALL OTHER
          PRINCIPAL POSITION              YEAR      SALARY     BONUS     COMPENSATION      OPTIONS     COMPENSATION
          ------------------             ------     ------     -----     ------------    ----------    ------------
Roy Meadows...........................    1999            0         0             0              0       $15,000(1)
   Former Chairman of the Board,          1998            0         0             0              0             0
   President & Chief Executive Officer    1997            0         0             0              0             0

Ross A. Love..........................    1999      $23,077         0             0              0             0
   Chairman of the Board & Chief          1998            0         0             0              0             0
   Executive Officer                      1997            0         0             0              0             0

----------------

(1)  Represents consulting fees.

OPTION GRANTS IN 1999

         No stock options were granted to the Named Executive Officers in 1999. The Board of Directors has adopted an Equity Incentive Compensation Plan that was approved at a special shareholders meeting on April 21, 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 1, 2000, information as to the Company's common stock beneficially owned by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.


                                                             AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                   BENEFICIAL OWNERSHIP (1)           PERCENT
------------------------                                   ------------------------           -------
Roy Meadows..............................................          3,300,000                  23.44%

Interactive Medical Communications, Inc..................          2,400,000                  17.05%

Ross A. Love.............................................          1,000,000                   7.10%

Gene Fein................................................          3,500,000                  24.86%

Edward Z. Estrin.........................................                 --                   *

Marvin Scaff.............................................                 --                   *

Dr. Lawrence Ribley......................................                 --                   *

All directors and executive officer as a
   group (5 persons).....................................          4,500,000                  31%

------------------

*  Less than 1%

(1) Beneficial ownership of shares, as determined in accordance with applicable SEC rules, includes shares as to which a person has or shares voting power and/or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.

COMPENSATION OF DIRECTORS

         No Director receives compensation for attending Board meetings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1999, the Company acquired by merger Interactive ConEd.com, Inc. and in respect of that merger, Mr. Ross Love, an executive officer and director of the Company, and Mr. Lawrence Kuhnert, a former executive officer and director of the Company, received 1,000,000 shares and 948,000 shares, respectively, of common stock of the Company in exchange for their equity interests in Interactive ConEd.com, Inc. Interactive Medical Communications, Inc. received 2,400,000 shares of common stock in the merger in exchange for its equity interest in Interactive ConEd.com, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


EXHIBIT                            DESCRIPTION
-------                            -----------
2        Agreement and Plan of Merger effective as of November 22, 1999 (1)

3.1      Articles of Incorporation, and amendment thereto (2)

3.2      Amendment to Articles of Incorporation (2)

3.3      By-laws (2)

4.0      Registration Rights Agreement (3)

10.1     Agreement of Purchase and Sale between the Company and Planet Extreme, Ltd. (4)

10.2     Content Provider and Service Agreement - MDM/A4M (3)

10.3     Web Site Development and Support Agreement (3)

10.4     Office Lease (5)

27.1     Financial Data Schedule*

-------------------------

*Filed herewith

(1) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K dated November 24, 1999.

(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form 10SB, filed on May 18, 1999.

(3) Incorporated by reference and filed as an exhibit to the Company's Annual Report on Form 10KSB, filed on April 14, 2000.

(4) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K filed March 21, 2000.

(5) Office Lease dated February 22, 2000 to be filed as an exhibit to Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2000.

(b)      REPORTS ON FORM 8-K:

                  (i) The Company filed a Current Report on Form 8-K on December 9, 1999 in connection with the merger between the Company and Interactive ConEd.com, Inc.

                  (ii) The Company filed an amendment to Current Report on Form 8-K on March 3, 2000 related to the merger of the Company and Interactive ConEd.com, Inc.

                  (ii) The Company filed a Current Report on Form 8-K on March 21, 2000 announcing the acquisition of Planet Extreme, Ltd.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPAS INVESTMENTS, INC.


Date: May 11, 2000           BY: /s/ Ross A. Love
                                 ----------------------------------------------
                                 Ross A. Love, Chairman and Chief
                                 Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 11, 2000           BY: /s/ Ross A. Love
                                 ----------------------------------------------
                                 Ross A. Love, Chairman, Chief Executive
                                 Officer and Director (Chief Executive Officer)


Date: May 11, 2000           BY: /s/ Edward Z. Estrin
                                 ----------------------------------------------
                                 Edward Z. Estrin, Director and Chief
                                 Financial Officer (Principal Financial
                                 and Accounting Officer)


Date: May 11, 2000           BY: /s/ Gene Fein
                                 ----------------------------------------------
                                 Gene Fein, President and Director


Date: May 11, 2000           BY: /s/ Lawrence Ribley
                                 ----------------------------------------------
                                 Dr. Lawrence Ribley, Director


Date: May 11, 2000           BY: /s/ Marvin Scaff
                                 ----------------------------------------------
                                 Marvin Scaff, Director

                                  EXHIBIT INDEX

27.1     Financial Data Schedule