Form 10QSB
period 2000-03-31
CORPAS INVESTMENTS INC
filed 2000-05-22
CIK 1085781

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ______________

                          Commission File No: 0-30100

                            CORPAS INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                 59-2890565
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                                1640 5TH STREET
                                   SUITE 218
                         SANTA MONICA, CALIFORNIA 90405
                                 (310) 392-5640

  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AS OF MAY 1, 2000
               -----                         -----------------------------
          Common Stock
      Par value $.001 per share                        14,078,579


Transitional Small Business Disclosure Format  [ ] Yes  [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,          DECEMBER 31,
                                                                                  2000                 1999
                                                                                 (NOTE 1)             (NOTE 1)
                                                                                (Unaudited)

                                      ASSETS
Current assets:
     Cash and cash equivalents                                                  $   385,000          $   937,000
     Employee advances                                                                8,000               16,000
     Production inventory                                                           340,000                   --
     Prepaid expenses                                                                57,000                   --
                                                                                -----------          -----------
Total current assets                                                                790,000              953,000
                                                                                ===========          ===========

Property and equipment, net                                                         182,000              100,000

Other assets:
     Investments                                                                     17,000                   --
     Goodwill, net                                                               17,455,000                   --
     Other intangible assets, net                                                   138,000               58,000
     Deposits                                                                        32,000                   --
                                                                                -----------          -----------
         Total other assets                                                      17,642,000               58,000
                                                                                -----------          -----------

                                                                                $18,614,000          $ 1,111,000
                                                                                ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $    72,000          $   127,000
     Accrued liabilities                                                             90,000               54,000
     Notes payable                                                                  636,000                   --
     Deposits on unissued stock                                                          --            1,739,000
                                                                                -----------          -----------
         Total current liabilities                                                  798,000            1,920,000
                                                                                -----------          -----------

Stockholders' equity:
    Common stock, par value $.001, 50,000,000,
       shares authorized 14,079,000 and 9,600,000
       shares issued and outstanding                                                 14,000               10,000
     Additional paid-in capital                                                  19,589,000                   --
     Deficit accumulated during the development stage                            (1,781,000)            (813,000)
     Subscriptions receivable                                                        (6,000)              (6,000)
                                                                                -----------          -----------
         Total stockholders' equity                                              17,816,000             (809,000)
                                                                                -----------          -----------

                                                                                $18,614,000          $ 1,111,000
                                                                                ===========          ===========

    Unaudited -- See accompanying notes to condensed financial statements.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS,

                                                                           THREE MONTHS ENDED                June 22, 1999
                                                                                MARCH 31,                      (Date of
                                                                                ---------                      Inception)
                                                                            2000                 1999       to March 31, 2000
                                                                            ----                 ----       -----------------

REVENUES:                                                           $      8,000         $         --         $      8,000
                                                                    ------------         ------------         ------------

COSTS AND EXPENSES:
     Operating expenses                                                  970,000                   --            1,780,000
                                                                    ------------         ------------         ------------

                                                                         970,000                   --            1,780,000
                                                                    ------------         ------------         ------------

OPERATING LOSS                                                          (962,000)                  --           (1,772,000)
                                                                    ------------         ------------         ------------

OTHER INCOME (EXPENSE)
     Interest income                                                       2,000                   --                3,000
     Interest expense                                                     (8,000)                  --               (8,000)
                                                                    ------------         ------------         ------------

                                                                          (6,000)                  --               (5,000)

NET LOSS                                                            $   (968,000)        $        (--)        $ (1,777,000)
                                                                    ============         ============         ============
WEIGHTED AVERAGE NUMBER OF,
    COMMON SHARES OUTSTANDING                                         10,775,000            1,000,000
                                                                    ============         ============

NET INCOME (LOSS) PER SHARE                                         $       (.09)        $       (.00)
                                                                    ============         ============

    Unaudited -- See accompanying notes to condensed financial statements.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             June 22, 1999
                                                                            THREE MONTHS ENDED                 (Date of
                                                                                 MARCH 31,                     Inception)
                                                                         2000                1999          to March 31, 2000
                                                                         ----                ----          -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $   (968,000)        $         --         $ (1,777,000)
     Adjustments to reconcile net loss to
         net cash flows used in operating activities:
              Depreciation and amortization                               85,000                   --               90,000
              Issuance of common stock for services                      336,000                   --              336,000
              Changes in assets and liabilities                         (453,000)                  --             (289,000)
                                                                    ------------         ------------         ------------

     Net cash flows used in operating activities                      (1,000,000)                  --           (1,640,000)
                                                                    ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                  (89,000)                  --             (191,000)
     Purchase of intangible asset                                        (35,000)                  --              (95,000)
                                                                                                              ------------
     Decrease in deposits                                                (32,000)                  --              (32,000)
                                                                    ------------         ------------         ------------

     Net cash provided by investing activities                          (156,000)                  --             (318,000)
                                                                    ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                              380,000                   --              380,000
     Issuance of notes payable                                           636,000                   --              636,000
     Costs of issuance of common stock                                  (412,000)                  --             (412,000)
     Deposits on unissued stock                                               --                   --            1,739,000
                                                                    ------------         ------------         ------------

     Net cash flows from financing activities                            604,000                   --            2,343,000
                                                                    ------------         ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (552,000)                  --              385,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           937,000                   --                   --
                                                                    ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    385,000         $         --         $    385,000
                                                                    ============         ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest                                              $      1,000         $         --         $      1,000
                                                                    ============         ============         ============

Stock issued for intangible asset                                   $     50,000         $         --         $     50,000
                                                                    ============         ============         ============

Acquisition of Planet Extreme                                       $ 17,528,000         $         --         $ 17,528,000
                                                                    ============         ============         ============

      Unaudited-See accompanying notes to condensed financial statements.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The financial statements included herein have been prepared by Corpas Investments, Inc. ("Corpas" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, and the notes thereto, included in the Company's Form 10-KSB (File No. 0-30100).

The unaudited financial statements included herein include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Actual results could differ from those estimated.

NOTE 2 - PRODUCTION INVENTORY

Production inventory consists of production costs the Company has incurred for the making of the television program "Extreme Games." This program is currently a project in process. Production inventory will be amortized, and revenue recognized, when the program is televised in June of 2000.

NOTE 3 - ACQUISITIONS

On February 29, 2000, the Company entered into an agreement to acquire Planet Extreme Ltd., Inc. ("Planet Extreme") a leading distributor of extreme sports content around the world. Projects of Planet Extreme include the Planet Extreme Film Festival and Planet Extreme Championships. Also included is a 50% interest in Extreme Distribution, owner of Planet Extreme.com. The Company purchased 100% of the assets of Planet Extreme for $45,000 in cash, and 3,500,000 shares of common stock with a fair market value of $5.00 per share. This acquisition resulted in the recording of goodwill in the amount of $17,528,000 and an increase in common stock and additional paid in capital of $17,500,000.

NOTE 4 - NOTES PAYABLE

The Company issued 10.5% redeemable promissory notes due February 20, 2001. Warrants to purchase 1 share of the Company's common stock have been issued for each $3.00 of principal amount of Note. Warrants are exercisable at a price of $2.00 per share. At March 31, 2000 the principal amount of notes issued was $636,000, and options to purchase 212,000 shares of common stock were outstanding.

NOTE 5 - STOCKHOLDERS' EQUITY

On February 29, 2000, 8,500 shares of the Company's common stock were issued to an individual as part of the purchase price of the Internet Domain Name Ufotv.com. Also, as a finder's fee in connection with this transaction, the Company issued 1,500 shares of common stock to GreatDomains.com. The Domain Name was recorded at the fair market value of common stock at February 29, 2000 of $5.00 per share. The acquisition of this intangible asset resulted in an increase in common stock and additional paid in capital of $50,000.

The Company issued 224,000 shares of common stock to Medical Development Management, Inc. ("MDM"). These shares were issued for consulting services provided at the initial offering price of the Company of $1.50 per share. MDM also received options to purchase additional 112,000 shares of the Company, at a purchase price the Company has booked at $1.50 per share, 56,000 vesting immediately and 56,000 vesting on November 22, 2001.

NOTE 6 - STOCK OPTIONS AND WARRANTS

All employees are granted options exercisable over three years. For all employees, after three months of employment, one-twelfth of the total number of options vests. Then, each month, an additional one-thirty-sixth vests. Exercise prices vary from $3.50 to $14.00. Employee options of 50,000 are vested at March 31, 2000 and are exercisable to purchase 50,000 shares of stock at a purchase price of $1.50 per share. Officer's vested options at March 31, 2000 are exercisable at $1.50 to purchase 408,333 shares of stock.

The Company had warrants to purchase 75,000 shares of common stock which vested upon the execution of consulting agreements. These warrants are exercisable in increments of 25,000 shares at prices of $12.00, $15.00, and $18.00.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company issued 224,000 shares of common stock to Medical Development Management, Inc., ("MDM") pursuant to an agreement entered into on November 22, 1999. These shares were issued for consulting services provided at the initial offering price of the Company of $1.50 per share. The consulting agreement also provided that MDM receive options to purchase an additional 112,000 shares of the Company, at a purchase price per share equal to the most favorable option price granted to any officer, director, employee or consultant, 56,000 vesting immediately and 56,000 vesting on November 22, 2001. The Company booked the exercise price at $1.50 per share. In addition, the Company owes the consultant $1,000,000, payable at $16,666.66 monthly commencing December 1, 1999 for 60 months. If the Company terminates the agreement for consultant's material breach, bankruptcy, gross negligence or willful misconduct, the agreement provides that the fee payable would be pro-rated to date of termination.

On January 26, 2000 the Company entered into a consulting agreement with an individual (the "Consultant"). The Consultant will serve as Vice President of New Business Development of the Company, and shall serve to research, identify, evaluate and provide content to be used by the Company in its capacity as a distributor. For services provided, the Company agreed to issue 150,000 shares of the Company's common stock in monthly increments over two years. In addition, the Company agreed to grant the Consultant options for an aggregate of 200,000 shares of common stock, which options vest in equal monthly increments over a period of two years. The exercise price of the options is $2.75 per share. The agreement also provides for options for an aggregate of 1,000,000 shares of common stock, exercisable at $2.75 per share, that will vest and be exercisable as follows: (a) 50,000 shares for each exclusive 15 hours of usable video footage, or 15,000 shares for less than 15 hours; and (b) 25,000 shares for each non-exclusive 15 hours of usable video footage, or 10,000 shares for less than 15 hours. Any of the 1,000,000 options granted under the consulting agreement that have not vested lapse on the January 26, 2002, unless renewed for successive one-year terms.

On February 28, 2000 the Company entered into a financial advisory agreement with D.R.F.W. Group, Inc. (the "Financial Advisor"). The Financial Advisor's duty is to provide consulting advice to the Company. In exchange for services provided, the Company, upon entering into the financial advisory agreement, sold 500,000 warrants to purchase common stock to the Financial Advisor for a price of $10.00. These warrants are exercisable in increments of 300,000, 100,000, and 100,000 at $1.00, $2.00, and $4.00 per share respectively.

Legal Proceedings

On March 3, 2000, All-Life.com, Inc. as plaintiff filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the chairman, Chief Executive Officer and director of the Company. The subject of the suit involves his actions as Chief Executive Officer of the Company. The Company's Board of Directors resolved to indemnify him with regard to his defense against this lawsuit. This is an action for breach of contract, fraud, negligent misrepresentation, and intentional interference with prospective economic advantage, intentional interference with prospective contractual relations, negligent interference with economic relations, misappropriation of trade secrets and defamation. Plaintiff was seeking financing to provide working capital to further the development and expansion of its business operations. Plaintiff alleges that Defendant proposed a merger between Plaintiff and Corpas Investments with the intent and motivation to lure plaintiff into a false sense that merger was imminent and to gain plaintiff's trust and confidence to the point that defendant could gain control of plaintiff's assets and business operations under the guise of due diligence. Plaintiff is seeking general, special, punitive and exemplary damages.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                 MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Fiscal Quarter Ended March 31, 2000" and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in forward-looking statements depending on a variety of important factors, among which are the growth of the market for on-line health education and on-line entertainment; the ability of the Company to acquire by purchase or license sufficient content; the Company's ability to properly manage growth and successfully integrate acquired companies and operations; the ability of the Company to respond to technological changes in the Internet industry; the Company's ability to successfully compete in a very competitive environment, the Company's ability to accurately forecast capital expenditures, and the ability of the Company to obtain new sources of financing. A summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999 (File No. 0-30100). The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.


RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2000

REVENUE

         The Company had revenues of $8,000 for the three month period ended March 31, 2000. The Company plans to produce more television programs to generate revenue. The Planet Extreme website will execute banner advertisement in July 2000. Tape libraries are also expected to generate licensing revenue.

OPERATING EXPENSES

AMORTIZATION. Amortization expense amounted to $78,000 for the three months ended March 31, 2000. The amortization charge to operations represents the construction of the Company's website, a domain name, and goodwill acquired from Planet Extreme (Note 2). The total cost of the website amounted to $95,000 at March 31, 2000 and is being amortized over a five-year period. Goodwill is amortized principally over a 20-year period.

DEPRECIATION. Depreciation expense amounted to $7,000 for the three months ended March 31, 2000. Depreciation expenses consist of depreciation on the Company's tape library, computer equipment, telephone equipment, office equipment and furniture. Capital assets such as computer equipment, telephone equipment, and office equipment are depreciated on a straight-line basis over their estimated useful lives, computer equipment over five years and telephone and office equipment over five years.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses amounted to $893,000 for the three months ended March 31, 2000. The Company anticipates that general and administrative expenses will increase significantly during the next year due to the implementation of its Internet/Intranet enabled software initiatives.

         RESEARCH AND DEVELOPMENT. There were no expenses incurred for research and development during the three months ended March 31, 2000. The Company continues to develop its research and development staff and anticipates that it will continue to grow through 2000 as the Company focuses on improving and expanding the features and availability of its Internet/Intranet network-enabled software products. Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

         SALES AND MARKETING. Promotional expense amounted to $5,000 for the three month period ended March 31, 2000. The Company plans to increase its sales and marketing team to market software to new and existing customers. The sales team is currently targeting hospitals and health networks for sales of its continuing education and training service. The Company plans to launch a branding and advertising campaign focused on building awareness of its products and services to all of its market segments.

         INCOME TAXES. No provision for federal income taxes has been recorded during the three months ended March 31, 2000 as a result of losses incurred in the amount of $968,000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed operations and met its capital expenditure requirements primarily through private sales of equity and debt securities, which have resulted in net proceeds of $2,343,000 through March 31, 2000. At March 31, 2000, the Company had $385,000
in cash and cash equivalents and a working capital deficit of $8,000. In January 2000, the Company issued the common stock certificates to the purchasers of the private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. This allowed the Company to reclassify the deposits on unissued common stock to stockholders' equity and reduced the working capital deficit. The Company has also reduced its working capital deficit by producing a television show "Extreme Games" that is included in production inventory.

The Company has not yet generated positive cash flows from operating activities. Cash used in operating activities was $1,000,000 for the three months ended March 31, 2000. The Company does not expect to generate positive cash from operations for the year ending December 31, 2000. Net cash losses amounted to $547,000 for the three months ended March 31, 2000.

The Company's investing activities have consisted of capital expenditures totaling $156,000 for the three months ended March 31, 2000. This increase includes additions to the tape library and purchases of computer equipment.

Net cash provided by financing activities was $604,000 for the three months ended March 31, 2000. Net cash provided by financing activities resulted primarily from issuance of notes payable.

The Company does foresee a significant increase in operating expenses in order to implement its Internet/Intranet enabled applications as well as the continued upgrade of its software application. The Company expects to fund these increases with further issuance of equity or debt securities of the Company and from advertising revenues that are expected to begin in the third fiscal quarter of 2000.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Need for additional capital

The Company believes that anticipated private placements of equity capital and anticipated operating revenues will be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet its long term operating requirements. The Company may encounter business initiatives that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders would be reduced, and such securities may have rights, preferences, or privileges senior to its common stock. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop or enhance its products or otherwise respond to competitive pressures would be significantly limited, and it may significantly restrict the Company's operations.

Stock Price Fluctuations

The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

Forward Looking Statements

This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                 MARCH 31, 2000


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On March 3, 2000, All-Life.com, Inc. as plaintiff filed a complaint in the Superior Court of the State of California, County of Los Angeles, against Ross
A. Love, defendant. Mr. Love is Chairman, Chief Executive Officer and a director of the Company. The subject of the suit involves his actions as Chief Executive Officer of the Company. The Company's Board of Directors resolved to indemnify him with regard to his defense against this lawsuit. This is an action for breach of contract, fraud, negligent misrepresentation, intentional interference with prospective economic advantage, intentional interference with prospective contractual relations, negligent interference with economic relations, misappropriation of trade secrets and defamation. Plaintiff was seeking financing to provide working capital to further the development and expansion of its business operations. Plaintiff alleges that Defendant proposed a merger between Plaintiff and Corpas Investments with the intent and motivation to lure plaintiff into a false sense that merger was imminent and to gain plaintiff's trust and confidence to the point that defendant could gain control of plaintiff's assets and business operations under the guise of due diligence. Plaintiff is seeking general, special, punitive and exemplary damages, to be proven at trial.

     On March 24, 2000, the Company as plaintiff filed a separate complaint in the Superior Court of the State of California, County of Los Angeles against All-Life.com, Inc., Jonathan. Dariyanani and Ivan Sokolsky, defendants, alleging fraud and breach of contract. The Company alleges that the Company and the defendants entered into three interrelated contracts: a content licensing agreement and amendment thereto, and a website development and support agreement. The Company alleges that, except to the extent excused, it performed all of obligations required of it under the terms of the agreements, including but not limited to providing the required consideration for $200,000, while the defendants have failed and refused to honor or perform their respective obligations under the agreements. The Company is seeking general and special damages believed to be in excess of $500,000, plus exemplary and special damages, according to proof at trial. While the Company intends to vigorously prosecute this action and believes its position has merit, it is unable to predict the ultimate outcome at this time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Effective January 26, 2000, the Company entered into a consulting agreement with Dr. Bob Goldman and pursuant to the terms of the agreement, agreed to issue to Dr. Goldman 150,000 shares of the Company's common stock in monthly increments [of 6,250 shares] over two years. The Company agreed to register the resale of the 150,000 shares. In addition, the Company agreed to grant Dr. Goldman options for an aggregate of 200,000 shares of common stock, which options vest in equal monthly increments over a period of two years. The exercise price of the options is $2.75 per share. In addition, the agreement provides for options for an aggregate of 1,000,000 shares of common stock, exercisable at $2.75 per share, which options shall vest and be exercisable as follows: (a) 50,000 shares for each exclusive 15 hours of usable video footage, or 15,000 shares for less than 15 hours; and (b) 25,000 shares for each non-exclusive 15 hours of usable video footage, or 10,000 shares for less than 15 hours. Any of the 1,000,000 options granted under the consulting agreement that have not vested lapse on the expiration date of the agreement (January 26, 2002), unless renewed for successive one year terms.

         On February 28, 2000, the Company entered into a Financial Advisory Agreement with D. R. F. W. Group, Inc. for financial advice regarding business and financing activities. As consideration for such services and the payment of $10.00 by consultant, the company issued a common stock purchase warrant (included in the consulting agreement) exercisable for a period of 5 years from February 28, 2000 for an aggregate of 500,000 shares of the Company's common stock at the following exercise prices: (300,000 shares at $1.00 per share; 100,000 shares at $2.00 per share; and 100,000 shares at $4.00 per share). The warrant contains piggy-back registration rights, requiring the Company to include the common stock underlying the warrant in a registration statement registering the Company's securities or that of any of its selling stockholders, subject to underwriter cut-back if the offering is underwritten.

      On February 29, 2000, 8,500 shares of common stock of the Company were issued to Mark Avant as part of the purchase price of the Internet Domain Name Ufotv.com from Mr. Avant. Also, as a finder's fee in connection with this transaction, the Company issued 1,500 shares of common stock to GreatDomains.com (Note 2).

         In March 6, 2000, the Company issued 3,500,00 shares of common stock to Gene Fein in connection with the Company's acquisition of all of the assets of Planet Extreme, Ltd. pursuant to an asset purchase agreement entered into on February 29, 2000.

         On November 15, 1999, the Company entered into a consulting agreement with Columbia Financial Group for investor relations services. Under the terms of the agreement, the Company agreed to issue to the consultant a warrant exercisable for a total of 300,000 shares of common stock at the following exercise prices: 100,000 shares at $12.00 per share; 100,000 shares at $15.00 per share; and 100,000 shares at $18.00 per share. The agreement provides that one-quarter of the warrants were to be delivered by the Company on November 15, 1999 and the remainder of the warrants are to be delivered by the Company on or before the beginning of the third quarter of the term of the agreement. The agreement provides for piggy-back registration rights for the common stock underlying the warrant.

      The foregoing securities were issued in reliance upon Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and they were provided opportunity to ask questions of management concerning the information provided or made available. The investors confirmed their investment intent in writing, and the certificates for the securities bear a legend accordingly.

(d)      Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of Shareholders held on April 21, 2000, the Company presented its 2000 Equity Incentive Compensation Plan (the "Plan") for approval by the shareholders. The Plan was approved by shareholders holding a majority of the issued and outstanding common stock on the record date of March 8, 2000. Voting was by proxy and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters are as follows:

         For:                                          6,086,901

         Against:                                             --

         Abstentions:                                     24,000

         Broker Non-Votes:                                    --

There was no other business brought before the Special Meeting.

ITEM 5.  OTHER INFORMATION

         In addition to the office space leased by the Company at its headquarters at 1640 5th Street, Santa Monica, California, the Company also rents on a month to month basis a house in Santa Monica, California which the Company has converted to office space and which is occupied by administrative and other personnel of the Company. The rent on this additional space is $4,000 per month.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

NUMBER             NAME
----------         ------------------------------------------------------------------------------


      2            Agreement and Plan of Merger effective as of November 22, 1999 (1)

      3.1          Articles of Incorporation (2)

      3.2          Amendment to Articles of Incorporation (2)

      3.3          By-laws (2)

      4.0          Registration Rights Agreement (3)

     10.1          Agreement of Purchase and Sale between the Company and Plant Extreme, Ltd. (4)

     10.2          Content Provider and Service Agreement - MDM/A4M (3)

     10.3          Web Site Development and Support Agreement (3)

     10.4          Consulting Services Agreement between Company and John Clayton (5)

     10.5          Stock Option Agreement between Company and John Clayton (5)

     10.6          2000 Equity Incentive Compensation Plan (6)

     10.7          Office Lease dated February 22, 2000*

     10.8          Office Lease dated January 22, 2000*

     10.9          Consulting and Services Agreement between Company and Dr. Bob Goldman*

     10.10         Financial Advisory Agreement between Company and D.R.F.W. Group, Inc.*

     10.11         Consultant Agreement between Company and Columbia Financial Group*

     27.1          Financial Data Schedule* (for SEC use only)

---------------
*Filed herewith
(1) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K dated November 24, 1999.
(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form 10SB, filed on May 18, 1999.
(3) Incorporated by reference and filed as an exhibit to the Company's Annual Report on Form 10KSB, filed on April 14, 2000.
(4) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K filed March 21, 2000.
(5) Incorporated by reference and filed as an exhibit to the Company's Form S-8 Registration Statement (No. 333-36862).
(6) Incorporated by reference to the Company's definitive proxy statement dated March 30, 2000 relating to a special shareholders' meeting held on April 21, 2000.

(B)  REPORTS ON FORM 8-K

(i) The Company filed a Current Report on Form 8-K/A on March 3, 2000, amending the Company's Current Report on Form 8-K filed December 9, 1999.

(ii) The Company filed a Current Report on Form 8-K on March 21, 2000 to report the acquisition by the Company of Planet Extreme, Ltd.

(iii) The Company filed a Current Report on Form 8-K/A on May 17, 2000, amending the Company's Current Report on Form 8-K filed March 21, 2000.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CORPAS INVESTMENTS, INC.

Date:  May 19, 2000
                                             /s/ Ross A. Love
                                             ---------------------------------
                                             Ross A. Love, Chairman and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


Date:  May 22, 2000                          /s/ Edward Z. Estrin
                                             ---------------------------------
                                             Edward Z. Estrin, Chief Financial
                                             Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX

NUMBER             NAME
----------         ----------------------------------------------------------------------

     10.7          Office Lease dated February 22, 2000*

     10.8          Office Lease dated January 22, 2000*

     10.9          Consulting and Services Agreement between Company and Dr. Bob Goldman*

     10.10         Financial Advisory Agreement between Company and D.R.F.W. Group, Inc.*

     10.11         Consultant Agreement between Company and Columbia Financial Group*

     27.1          Financial Data Schedule* (for SEC use only)


                   * Filed Herewith