Form 10QSB/A
period 2000-03-31
CORPAS INVESTMENTS INC
filed 2000-06-14
CIK 1085781

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                       OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
        ______________


                          Commission File No: 0-30100


                            CORPAS INVESTMENTS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                     59-2890565
            -------                                     ----------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                                1640 5TH STREET
                                   SUITE 218
                         SANTA MONICA, CALIFORNIA 90401
                                 (310) 392-5640
                         ------------------------------
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ]         No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                                   OUTSTANDING AS OF JUNE 7, 2000
         -----                                   ------------------------------
     Common Stock
Par value $.001 per share                                 14,478,579


Transitional Small Business Disclosure Format  Yes [ ]    No [X]

                                EXPLANATORY NOTE

         This Form 10-QSB/A amends the Form 10-QSB filed by Corpas Investments, Inc. (the "Company") on May 22, 2000 to include disclosure with respect to the Company's private offering of its 10.5% redeemable promissory notes, which offering the Company commenced during the first quarter of fiscal 2000, in Item 2(c) hereof.


                          PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Item 2(c) is amended to add the following language:

         "In February 2000, the Company commenced a private placement of its 10.5% redeemable promissory notes in the aggregate principal offering amount of $2,000,000 (the "Notes"). The Notes are due and payable on the earlier of (i) February 10, 2001, or (ii) ten (10) business days following the completion by the Company of a registered public offering raising gross proceeds to the Company of at least $1,000,000. The Notes are accompanied by warrants to purchase shares of common stock of the Company at a rate of one (1) share of common stock for each $3.00 of principal amount of the Notes held, exercisable at a price of $2.00 per share."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

NUMBER      NAME
------      -------------------------------------------------------------------


  2         Agreement and Plan of Merger effective as of November 22, 1999(1)

  3.1       Articles of Incorporation(2)

  3.2       Amendment to Articles of Incorporation(2)

  3.3       By-laws(2)

  4.0       Registration Rights Agreement(3)

 10.1 Agreement of Purchase and Sale between the Company and Plant Extreme, Ltd.(4)

 10.2       Content Provider and Service Agreement - MDM/A4M(3)

 10.3       Web Site Development and Support Agreement(3)

 10.4       Consulting Services Agreement between Company and John Clayton(5)

 10.5       Stock Option Agreement between Company and John Clayton(5)

 10.6       2000 Equity Incentive Compensation Plan(6)

 10.7       Office Lease dated February 22, 2000(7)

 10.8       Office Lease dated January 22, 2000(7)

 10.9       Consulting and Services Agreement between Company and Dr. Bob
            Goldman(7)

 10.10      Financial Advisory Agreement between Company and D.R.F.W. Group,
            Inc.(7)

 10.11      Consultant Agreement between Company and Columbia Financial
            Group(7)

 10.12 Form of Subscription Agreement and Investment Letter, dated as of February 4, 2000, to be executed between the Company and the noteholder in connection with 10.5% Redeemable Promissory Note Offering*

 10.13      Form of 10.5% Redeemable Promissory Note*

 10.14 Form of Common Stock Purchase Warrant accompanying 10.5% Redeemable Promissory Note*

 27.1       Financial Data Schedule(7)

------------------------------
*Filed herewith

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

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on May 22, 2000.


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


                                          CORPAS INVESTMENTS, INC.

Date:  June 13, 2000

                                          By: /s/ Gene Fein
                                             ----------------------------------
                                                  Gene Fein,
                                                  President
                                                  (Principal Executive Officer)



                                          By: /s/ Edward Z. Estrin
                                             ----------------------------------
                                                  Edward Z. Estrin,
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


NUMBER      NAME
------      -------------------------------------------------------------------


 10.12 Form of Subscription Agreement and Investment Letter, dated as of February 4, 2000, to be executed between the Company and the noteholder in connection with 10.5% Redeemable Promissory Note Offering*

 10.13      Form of 10.5% Redeemable Promissory Note*

 10.14 Form of Common Stock Purchase Warrant accompanying 10.5% Redeemable Promissory Note*

------------------

* Filed Herewith