Form 10QSB
period 2000-06-30
CORPAS INVESTMENTS INC
filed 2000-08-15
CIK 1085781

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ______________

                           Commission File No: 0-30100

                            CORPAS INVESTMENTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                    59-2890565
 -------------------------------           ------------------------------------
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                                 1640 5TH STREET
                                    SUITE 218
                         SANTA MONICA, CALIFORNIA 90401
                                 (310) 458-7870
--------------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                        OUTSTANDING AS OF AUGUST 10, 2000
            -----                        ---------------------------------
       Common Stock
   Par value $.001 per share                         14,478,579

Transitional Small Business Disclosure Format  Yes  [ ] No  [X]

                                TABLE OF CONTENTS

                          PART I. Financial Information

                                                                                      PAGE
                                                                                      ----

ITEM 1.   Financial Statements

         Condensed Balance Sheets at June 30, 2000 (Unaudited) and
                  December 31, 1999...................................................  3

         Condensed Statements of Operations for the Three Months and
                  Six Months ended June 30, 2000 and 1999 (Unaudited).................  4

         Condensed Statements of Cash Flows for the Six Months
                  ended June 30, 2000 (Unaudited).....................................  5

         Notes to Financial Statements................................................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................  9

                           PART II. Other Information

ITEM 1.  Legal Proceedings............................................................ 13
ITEM 2.  Changes in Securities and Use of Proceeds.................................... 13
ITEM 3.  Defaults upon Senior Securities.............................................. 14
ITEM 4.  Submission of Matters to a Vote of Security Holders.......................... 14
ITEM 5.  Other Information............................................................ 14
ITEM 6.  Exhibits and Reports on Form 8-K............................................. 15




FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Fiscal Quarter Ended June 30, 2000" and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in forward-looking statements depending on a variety of important factors, among which are the growth of the market for on-line entertainment; the ability of the Company to acquire by purchase or license sufficient content; the Company's ability to properly manage growth and successfully integrate acquired companies and operations; the ability of the Company to respond to technological changes in the Internet industry; the Company's ability to successfully compete in a very competitive environment, the Company's ability to accurately forecast capital expenditures, and the ability of the Company to obtain new sources of financing. A summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999 (File No. 0-30100).

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                            CONDENSED BALANCE SHEETS

                                                                   JUNE 30,              DECEMBER 31,
                                                                     2000                   1999
                                                                    (NOTE 1)              (NOTE 1)
                                                                    --------              --------
                                                                  (Unaudited)
                                      ASSETS

Current assets:
     Cash and cash equivalents ...........................         $    142,782          $    936,721
     Accounts receivable .................................                5,402                    --
     Employee advances ...................................                8,628                15,500
     Prepaid expenses ....................................               83,045                    --
                                                                   ------------          ------------
         Total current assets ............................              239,857               952,221
                                                                   ------------          ------------

Property and equipment, net ..............................              204,016                99,612

Other assets:
     Goodwill, net .......................................            7,777,237                    --
     Other intangible assets, net ........................              235,162                58,383
     Deferred interest ...................................            1,083,368                    --
     Deposits ............................................               36,419                    --
                                                                   ------------          ------------
         Total other assets ..............................            9,132,186                58,383
                                                                   ------------          ------------

                                                                   $  9,576,059          $  1,110,216
                                                                   ============          ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ....................................         $    406,589          $    126,880
     Accrued liabilities .................................              209,703                53,416
     Notes payable .......................................              811,000                    --
     Deposits on unissued stock ..........................                   --             1,738,838
                                                                   ------------          ------------
         Total  current liabilities ......................            1,427,292             1,919,134
                                                                   ------------          ------------

Stockholders' equity:
    Common stock, par value $.001, 50,000,000,
       shares authorized 14,479,000 and 9,600,000
       shares issued and outstanding .....................               14,479                 9,600
     Additional paid-in capital ..........................           17,495,303                    --
     Deficit accumulated during the development stage ....           (9,355,415)             (812,918)
     Subscriptions receivable ............................               (5,600)               (5,600)
                                                                   ------------          ------------
         Total stockholders' equity ......................            8,148,767              (808,918)
                                                                   ------------          ------------

                                                                   $  9,576,059          $  1,110,216
                                                                   ============          ============


     Unaudited -- See accompanying notes to condensed financial statements.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                       CONDENSED STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED                SIX MONTHS ENDED             JUNE 22, 1999
                                                      JUNE 30,                       JUNE 30,                    (DATE OF
                                           -----------------------------     ----------------------------      INCEPTION) TO
                                                2000             1999             2000             1999       JUNE 30, 2000
                                           ------------      -----------     ------------      -----------    -------------
REVENUES: ..............................   $    704,917         $      --    $    712,917        $      --     $    712,917
                                           ------------       -----------    ------------      -----------     ------------

COSTS AND EXPENSES:
     Cost of sales .....................      1,173,518                --       1,173,518               --        1,173,518
     Selling, general & administrative..      5,113,107                --       7,636,335               --        8,446,570
                                           ------------       -----------    ------------      -----------     ------------

                                              6,286,625                --       8,809,853               --        9,620,088
                                           ------------       -----------    ------------      -----------     ------------

OPERATING LOSS .........................     (5,581,708)               --      (8,096,936)              --       (8,907,171)
                                           ------------       -----------    ------------      -----------     ------------

OTHER INCOME (EXPENSE)

      Interest income ..................          2,313                --           4,445               --            5,762
      Interest expense .................       (374,823)               --        (450,006)              --         (450,006)
                                           ------------       -----------    ------------      -----------     ------------

NET LOSS ...............................   $ (5,954,218)        $      --    $ (8,542,497)       $      --     $ (9,351,415)
                                           ============       ===========    ============      ===========     ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING ..........     16,609,846         5,600,000      13,744,452        5,600,000

NET LOSS PER SHARE .....................    $      (.36)       $       --     $      (.62)      $       --
                                             ===========     ============      ===========     ============




















     Unaudited -- See accompanying notes to condensed financial statements.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     SIX MONTHS ENDED                  JUNE 22, 1999
                                                                           JUNE 30,                     (DATE OF
                                                                 --------------------------             INCEPTION)
                                                                 2000                  1999          TO JUNE 30, 2000
                                                                 ----                  ----          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss .........................................     $ (8,542,497)           $       --      $ (9,351,415)
     Adjustments to reconcile net loss to
         net cash flows used in operating activities:
              Depreciation and amortization ...........          165,652                    --           170,313
              Amortization of stock warrants on debt ..          424,832                    --           424,832
              Issuance of common stock for services ...        2,736,000                    --         2,736,000
              Issuance of warrants for services .......        3,123,497                    --         3,123,497
              Changes in assets and liabilities .......          359,160                    --           423,956
                                                           -------------          ------------      ------------
     Net cash flows used in operating activities ......       (1,733,356)                   --        (2,472,817)
                                                           -------------          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Planet Extreme, Ltd ..................          (45,000)                   --           (45,000)
     Purchase of property and equipment ...............         (116,808)                   --          (219,214)
     Purchase of intangible assets ....................         (142,003)                   --          (202,253)
     Decrease in deposits .............................          (36,419)                   --           (36,419)
                                                           -------------          ------------      ------------
     Net cash provided by investing activities ........         (340,230)                   --          (502,886)
                                                           -------------          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock ...........          280,283                    --         2,119,121
     Proceeds from exercising stock warrants ..........          600,000                    --           600,000
     Issuance of notes payable ........................          811,000                    --           811,000
     Costs of issuance of common stock ................         (411,636)                   --          (411,636)
                                                           -------------          ------------      ------------
     Net cash flows from financing activities .........        1,279,647                    --         3,118,485
                                                           -------------          ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...............         (793,939)                   --           142,782
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........          936,721                    --                --
                                                           -------------          ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............     $    142,782            $       --      $    142,782
                                                           =============          ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest ................................     $      9,491            $       --      $      1,000
                                                           =============          ============      ============

Non-cash financing activities:
   Stock issued for intangible asset ..................     $     50,000            $       --      $     50,000
                                                           =============          ============      ============

   Stock issued for acquisition of Planet Extreme, Ltd.     $  7,875,000            $       --      $  7,875,000
                                                           =============          ============      ============
   Issuance of common stock warrants attached to
       notes payable ..................................     $  1,508,200            $       --      $  1,508,200
                                                           =============          ============      ============



       Unaudited-See accompanying notes to condensed financial statements.

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION:

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

NOTE 2 - ACQUISITIONS

On February 29, 2000, the Company entered into an agreement to acquire Planet Extreme Ltd. ("Planet Extreme") a leading distributor of extreme sports content around the world. Projects of Planet Extreme include the Planet Extreme Film Festival and Planet Extreme Championships. The Company purchased certain assets of Planet Extreme for $45,000 in cash, and 3,500,000 shares of common stock valued at $2.25 per share or $7,875,000. The total purchase price of $7,920,000 was allocated to fixed assets of $6,207 and goodwill of $7,913,793.

NOTE 3 - NOTES PAYABLE

The Company issued 10.5% redeemable promissory notes due the earlier of (i) February 10, 2001 or (ii) ten (10) business days following the completion by the Company of a registered public offering raising gross proceeds to the Company of at least $1,000,000. Warrants to purchase one share of the Company's common stock have been issued for each $3.00 of principal amount of Note. Warrants are exercisable at a price of $2.00 per share. At June 30, 2000 the principal amount of notes issued was $811,000, and options to purchase 270,344 shares of common stock were outstanding. The warrants are recorded at fair market value at date of grant as an increase to additional paid in capital. Deferred interest of $1,508,200 has been recorded to reflect the value of the warrants attached to these notes. This expense will be amortized over a one-year period. Interest expense relating to these notes/warrants amounted to $424,832 for the six months ending June 30, 2000.

NOTE 4 - STOCKHOLDERS' EQUITY

On February 28, 2000 the company entered into a financial advisory agreement with D.R.F.W. Group, Inc. (the "Financial Advisor"). The Financial Advisor's duty is to provide consulting advice to the Company. In exchange for services provided, the Company, upon entering into the financial advisory agreement, sold 500,000 warrants to purchase common stock to the Financial Advisor for a price of $10.00. These warrants are exercisable in increments of 300,000, 100,000, and 100,000 at $1.00, $2.00, and $4.00 per share respectively. These warrants were recorded at their fair market value resulting in an increase to stockholders' equity of $400,000.

The Company issued 224,000 shares of common stock to Medical Development Management, Inc. ("MDM"). These shares were issued for consulting services provided at the initial offering price of the Company of $1.50 per share, or $336,000. MDM also received options to purchase an additional 112,000 shares of the Company, at $1.50 per share, 56,000 vesting immediately and 56,000 vesting on November 22, 2001, plus an additional 112,000 shares at $1.50 per share based on the procurement of at least 5000 physicians as registered members as defined under the Content Provider and Services Agreement, vesting immediately upon procurement.

On May 2, 2000 the Company entered into a consulting agreement, effective as of January 5, 2000, with an individual. In exchange for consulting services regarding expansion of the business, the Consultant was issued 400,000 stock options. These options were exercised at $1.50 per share and valued at $7.50 per share at the date of grant. This transaction increased stockholders' equity by $3,000,000.

NOTE 5 - STOCK OPTIONS AND WARRANTS

STOCK BASED COMPENSATION

The Company adopted an Equity Incentive Compensation Plan ("the Plan") in the year 2000. The plan enables eligible employees to receive non-qualified and incentive stock options. At June 30, 2000, there were options to officers, directors and employees for a total of 11,482,500 shares. The majority of the options are exercisable over three years. After three months of employment, one-twelfth of the total number of options vests. Then, each month, an additional one-thirty-sixth vest.

The Company adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company values stock options based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Compensation expense amounted to $2,723,479 for the six month period ended June 30, 2000.

OUTSTANDING WARRANTS

The Company had warrants outstanding to purchase 75,000 shares of common stock which vested upon the execution of consulting agreements. These warrants are exercisable in increments of 25,000 shares at prices of $12.00, $15.00, and $18.00.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

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

LEGAL PROCEEDINGS

On March 3, 2000, All-Life.com, Inc. as plaintiff filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Chairman of the Board and Chief Executive Officer of the Company. The subject of the suit involves his actions as Chief Executive Officer. The Company's Board of Directors resolved to indemnify him with regard to his defense against this lawsuit. On March 24, 2000, the Company, as plaintiff, filed a separate complaint against All-Life.com. All-Life.com, Inc., the Company and all individuals involved are in settlement discussions and the Company hopes to finalize settlement before the end of this fiscal year.

NOTE 7 - SUBSEQUENT EVENTS

On July 21, 2000 the Company entered into a consulting agreement with Wall Street Financing Consultants, Inc. (the "Consultant"). Pursuant to the contract the Consultant will assist the Company in securing capital in the amount of $8,000,000. In return for services provided the Consultant will be compensated at the time of funding $75,000 per million received, with any less amount to be pro-rated and adjusted proportionately for its consulting services.

On July 25, 2000 the Company entered into a financial advisory agreement with South Shore Investments, Ltd (the "Financial Advisor"). The Financial Advisor will provide the Company with consulting advice at the request of the Company. Upon execution of the agreement, the Financial Advisor received warrants to purchase 750,000 shares of the Company's Common Stock. These warrants are exercisable in increments of 250,000 at $1.00, $1.50, and $2.00 per share.



              The accompanying notes are an integral part of these
                         condensed financial statements.

                            CORPAS INVESTMENTS, INC.

                                  JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING IS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED BELOW AND IN OTHER SECTIONS OF THIS REPORT.

OVERVIEW

         Corpas Investments, Inc., which conducts business under the name "MediaWebcast" (the "Company") is an international distributor and licensor of entertainment programming through a range of distribution channels such as broadcast television, cable television, satellite television, the Internet, home video and DVD with the intent of becoming an entertainment and educational media content provider. The Company intends to focus on targeted entertainment/educational properties in five broad genres: sports, comedy, health, music and general entertainment. Currently, the Company is overseeing the development of properties that target specific demographic and interest groups. To date, the Company has developed and distributed transmedia content obtained from its flagship property - Planet Extreme (a Gen X-Y lifestyle and entertainment brand that has been developed around extreme sports and its celebrities) as well as from its exclusive use license arrangements with UFO Video, Inc. and the development of the Ufotv.com website.

         Corpas Investments, Inc. was incorporated in Florida under the name Synergy Investments, Inc. in May 1988. In September 1998, the Company changed its name to Corpas Investments, Inc. and in October 1999, the Company's common stock was authorized for quotation on the OTC Bulletin Board under the symbol "CPIM."

         Due to the fact that the Company did not start operations until the first quarter of 2000 and the rapidly evolving nature of the Internet industry, the Company believes that financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to develop its technology and assimilate acquisitions. The Company will continue to incur substantial costs to develop its website, acquire content, build brand recognition and grow its business. The Company may also incur significant additional costs with the possible acquisitions of other businesses and technologies relevant to the Company's growth strategy. These costs may not correspond with a meaningful increase in revenues in the short term.

         In November 1999, the Company acquired by merger Interactive ConEd.com, Inc. ("ICE"). Prior to that merger, the Company had not conducted any activities other than the issuance of shares to its shareholders. As a result of the merger, the Company acquired all of the assets of ICE, including a library of continuing education and training content for doctors, nurses, allied health professionals, and other healthcare workers.

         Effective February 29, 2000, the Company acquired all of the assets of Planet Extreme Ltd., a leading distributor of extreme sports content. Projects of Planet Extreme include the Planet Extreme Film Festival and Planet Extreme Championships. The assets also included a 50% interest with Yahoo!/ broadcast.com, in PlanetExtreme.com.

         In June 2000, the Company entered into an agreement with Fox Sports Net whereby the Company will supply exclusively to Fox Sports Net four separate series, of 52 weeks each: Planet Extreme, CorX Games, Planet Extreme Film Festival and an as yet untitled "surf, ski, snow and music" show. The Company has commenced production of the first series, which has an initial air date of October 2, 2000.

         Over the next 12 months, the Company is focused on the production of the sports series for Fox Sports Net and generating revenue from advertising spots during these shows. The Company will be required to hire additional technical personnel and other staff for production of the four series. Upon last airing of these shows, the Company intends to sell the shows internationally and to also sell or license them through other distribution channels (such as specialty videos and DVD). The Company also intends to pursue revenue from banner advertisement on its Planet Extreme and Ufotv websites and from the licensing of its tape libraries.

         The ability of the Company to realize its plans over the next 12 months involves numerous risks and uncertainties, some of which are the Company's ability to obtain additional financing in the short-term and long-term; the ability of the Company to acquire by purchase or license sufficient content; the Company's ability to manage growth and successfully integrate acquired companies and operations; and the Company's ability to compete against competitors who have more resources.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000

         OVERVIEW. The Company incurred losses of $5,954,218 and $8,542,497 for the three and six month periods ended June 30, 2000, respectively. The Company did not have operations through the second quarter, 1999.

         REVENUE. The Company had revenue of $704,917 and $712,917 for the three and six month periods ended June 30, 2000, respectively. The Company will produce four 52 week episodes for the Fox Sports Network during the next year. The Company will generate advertising revenue from spots during these shows. The shows, upon their last airing, will be sold internationally. In addition, after each show airs domestically, specialty videos and DVD's will be sold through various distribution networks. The Company anticipates that its Planet Extreme and Ufotv websites will execute banner advertisement and e-commerce sales before the end of the year. Tape libraries are also expected to generate licensing revenue.

         AMORTIZATION. Amortization expense amounted to $114,087 and $147,041 for the three months and six months ended June 30, 2000, respectively. The amortization charge to operations represents the construction of the Company's websites, the acquisition of the Ufotv domain name, and goodwill from the acquisition of Planet Extreme (Note 2). The cost of the websites amounted to $202,000 at June 30, 2000 and is being amortized over a five-year period. Goodwill is amortized principally over a 20-year period.

         DEPRECIATION. Depreciation expense amounted to $11,757 and $18,611 for the three and six months ended June 30, 2000, respectively. Depreciation expense consists of depreciation on the Company's tape library, computer hardware and software, telephone equipment, office equipment and leasehold improvements. Capital assets are depreciated on a straight-line basis over their estimated useful lives: the tape library, computer hardware and software, and telephone equipment over five years; office equipment over three years; and leasehold improvements over the life of the underlying lease.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs, and professional service and consulting fees. General and administrative expenses amounted to $5,113,107 and $7,636,335 for the three and six month periods ended June 30, 2000, respectively. (Non-reoccurring consulting fees of $2,893,441 and $3,299,406 for the three and six month periods ended June 30, 2000, respectively, are included in general and administrative expenses.) The Company anticipates that normal and recurring general and administrative expenses will increase during the next year as the Company expands its activities.

         RESEARCH AND DEVELOPMENT. There was no charge to operating expenses for research and development during the three months ended June 30, 2000. The Company plans to develop its research and development staff during 2001 as it focuses on improving and expanding the features and availability of its Internet/Intranet network-enabled software products. Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

         SALES AND MARKETING. Promotional expense amounted to $124,795 and $130,431 for the three and six month periods ended June 30, 2000, respectively. The Company plans to increase its sales and marketing team to sell sponsor and commercial air time for the Fox Sport Network series, to continue international and syndicated sales and to market software to new and existing customers focusing on the Company's existing entertainment properties. The Company plans to launch a branding and advertising campaign focused on building awareness of its products and services to all of its market segments.

         INCOME TAXES. No provision for federal or state income taxes has been recorded during the periods ended June 30, 2000 as a result of losses incurred during those, and prior, periods. This loss carryforward, which begins to expire in 2019, can be used to offset future taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed operations and capital expenditures primarily through private sales of equity and debt securities, which have resulted in net proceeds of $3,118,485 through June 30, 2000. At June 30, 2000, the Company had $142,782 in cash and cash equivalents and a working capital deficit of $1,187,435. The Company continues to pursue additional capital to fund its working capital and capital expenditure requirements. However, there can be no assurance that the Company will be able to obtain additional funding through the issuance of additional equity or debt securities through private placement offerings or through other means, or that the Company will be able to continue operations.

         The Company has not yet generated positive cash flows from operating activities. Cash used in operating activities was $1,733,356 for the six months ended June 30, 2000. The Company does not expect to generate positive cash from operations for the year ending December 31, 2000.

         The Company's investing activities have consisted of capital expenditures totaling $340,230 for the six months ended June 30, 2000. This increase includes additions to the Company website and purchases of computer equipment.

         Net cash provided by financing activities was $1,279,647 for the six months ended June 30, 2000. Net cash provided by financing activities resulted primarily from the issuance of common stock warrants and debt instruments.

         The Company foresees a significant increase in operating expenses in order to implement its Internet/Intranet enabled applications as well as the continued upgrade of its software application. The Company expects to fund these increases with further issuance of equity or debt securities of the Company and from advertising revenues that are expected to begin in the third fiscal quarter of 2000.

         The ability of the Company to satisfy its obligations and to carry out its business plan depends in part on its ability to reach a profitable level of operations and its ability to secure both short and long-term financing for the development and expansion of its main businesses. The Company is currently in negotiations with financial sources to provide additional funding through equity or debt financing to fund its current business plan. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on revenue generated from the production of original programming and proceeds from the sale of additional shares of common stock. There can be no assurance, however, that the Company will be successful in obtaining any such additional equity or debt financing and, if not successful, the Company will not be able to continue operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         NEED FOR ADDITIONAL CAPITAL TO CONTINUE OPERATIONS. The Company must obtain additional equity or debt financing to meet its short term objectives and continue operations. The Company also will require equity or debt financing for its long-range plans. If the Company is successful in obtaining needed additional financing, the Company may encounter business initiatives that require significant cash commitments for unanticipated problems or expenses that could result in a requirement for additional cash during that time. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders would be reduced, and such securities may have rights, preferences, or privileges senior to its common stock. If adequate funds are not available, or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop or enhance its products or otherwise respond to competitive pressures would be significantly limited, and it would significantly impair the Company's operations.

         STOCK PRICE FLUCTUATIONS. The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

         FORWARD LOOKING STATEMENTS. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. See further discussion regarding forward looking statements elsewhere in this Report.

                            CORPAS INVESTMENTS, INC.

                                  JUNE 30, 2000

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 3, 2000, All-Life.com, Inc., as plaintiff, filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Chairman of the Board, Ross A. Love, defendant. The subject of the lawsuit concerns Mr. Love's actions as former Chief Executive Officer of the Company, and the Company's Board of Directors agreed to indemnify him with regard to his defense against this lawsuit. On March 24, 2000, the Company, as plaintiff, filed a separate complaint in the Superior Court of the State of California, County of Los Angeles against All-Life.com, Inc., Jonathan Dariyanani and Ivan Sokolsky, defendants, alleging fraud and breach of contract.

        All-Life.com, Inc., the Company and Ross A. Love are in settlement discussions and the Company hopes to finalize settlement before the end of the fiscal year.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b) Not applicable.

(c) On July 25, 2000, the Company entered into a Financial Advisory Agreement with South Shore Investments Ltd., Inc. ("Consultant") for financial advice regarding business and financing activities. The term of this Agreement is for a period of one year. As consideration for such services and the payment of $10.00 by the Consultant, the Company issued a common stock purchase warrant (included in the consulting agreement) exercisable for a period of five (5) years from July 25, 2000 for an aggregate of 750,000 shares of the Company's common stock at the following exercise prices: (250,000 shares at $1.00 per share; 250,000 shares at 1.50 per share; and 250,000 shares at $2.00 per share). The warrant includes piggy back registration rights, requiring the Company to include the common stock underlying the warrant in a registration statement registering the Company's securities or that of any of its selling stockholders.

          In February 2000, the Company commenced a private placement of its 10.5% redeemable promissory notes in the aggregate principal offering amount of $2,000,000 (the "Notes"). The Notes are due and payable on the earlier of (i) February 10, 2001, or (ii) ten (10) business days following the completion by the Company of a registered public offering raising gross proceeds to the Company of at least $1,000,000. The Notes are accompanied by warrants to purchase shares of common stock of the Company at a rate of one (1) share of common stock for each $3.00 of principal amount of the Notes held, exercisable at a price of $2.00 per share. As of August 3, 2000 an aggregate of $1,066,000 in gross proceeds representing the issuance of 355,333 warrants was raised.

          The foregoing securities were issued in reliance upon Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and they were provided the opportunity to ask questions of management concerning the information provided or made available. The investors confirmed their investment intent in writing, and the certificates bear a legend accordingly.

          During the first and second quarters of 2000, the Company finalized option agreements for its officers and directors for a total of 10,800,000 shares. Of that amount, options for 4,000,000 shares vest within one year from the date of grant and options for 6,800,000 shares vest within three years from the date of grant. Of the aggregate number of options granted, at June 30, 2000, options for 2,406, 940 shares were fully vested. Subject to continued employment, all options expire ten (10) years from the date of grant and have exercise prices ranging from $1.50 to $7.40. All options are non-qualified stock options (and not Incentive Stock Options as defined in Section 422(b) of the Internal Revenue Code) and subject to termination upon certain events, such as termination of employment with cause. Of the total number of options granted to officers and directors, 10,400,000 are subject to 50% acceleration for certain events such as a change in control or termination without cause.

          The Company is relying on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these options. Information about the Company was provided to the optionees or made available to them along with the opportunity to ask questions of management about the information provided or made available. The options contain a provision restricting their transfer which optionees acknowledge upon execution of their option agreements.

(d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

      On June 26, 2000 the Company entered into a Real.com Guide Co-Branded Web Page Agreement with RealNetworks, Inc. ("RN") under which RN agreed to promote and distribute links to a co-branded RN and Company web page that features the Company's multimedia extreme sport and UFO content. Under the terms of this agreement, the Company is solely responsible for and shall retain one hundred percent (100%) of the revenue from its sale of audio, video, multimedia, streaming, banner or any other form of advertising embedded in the content provided by the Company ("Intra-Stream Ads") and all advertising on the Company's site, and RN will retain one hundred percent (100%) of the revenue from its sale of any non-Intra Stream Ads on the Real.com Guide, RN's site, the Promotion Services, RN's products and services, and the Company's Co-Branded Web Page.

      On June 28, 2000, the Company entered into an agreement with Fox Sports Net whereby the Company will supply exclusively to Fox Sports Net four (4) separate series, fifty two (52) weeks each: Planet Extreme, CorX Games, Planet Extreme Film Festival, and an as yet untitled "surf, ski, snow and music" show. Initial start dates of the series are scheduled as follows: CorX Gamesweek of October 2, 2000; Planet Extreme Film Festival - week of October 2, 2000; untitled show - week of November 6, 2000, Planet Extreme - week of December 4, 2000. Under the terms of this agreement, the Company will be responsible for all costs associated with the production and delivery of the programs. The Company will pay to Fox Sports Net a distribution fee of $7,500 per episode, per series, one month prior to episode air dates. (ie. payment for October airings of $75,000 due September 1, 2000; payment for November airings of $90,000 due October 1, 2000; payment for December airings of $120,000 due November 1, 2000 ). The Company will receive eight (8) thirty second (:30) units of commercial inventory within each program of each show to sell for advertising revenue, and Fox Sports Net will retain all remaining commercial inventory.

      Effective July 21, 2000, the Company entered into a Financial Advisory Agreement with Wall Street Financing Consultants, Inc. ("Consultant") for financial consulting to assist the Company in securing capital in the amount of $8,000,000. The term of this Agreement is for a period of one year. In the event that the Consultant introduces the Company to a source that provides full funding, the Consultant will be compensated by the Company at the time of funding in the amount of $75,000 per million received (with any lesser amount pro-rated and adjusted accordingly).

      The Company has also been renting, for an aggregate of $4,250 per month, a house in Santa Monica which has served as additional office space. This lease has now been terminated, effective August 27, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(A)  EXHIBITS.

   NUMBER                     NAME
   -------                   ------

    10.1 Financial Advisory Agreement between Company and South Shore Investments Ltd. Inc.*

    10.2 Real.com Guide Co-Branded Web Page Agreement between Company and RealNetworks, Inc.*

    10.3    Series Agreement between Company and Fox Sports Net*

    10.4 Financial Advisory Agreement between Company and Wall Street Financing Consultants, Inc.*

    10.5    Office Lease dated January 22, 2000 (1)

    10.6 Form of Subscription Agreement and Investment Letter, dated as of February 4, 2000, to be executed between the Company and the note holder in connection with 10.5% Redeemable Promissory Note Offering
            (2)

    10.7    Form of 10.5% Redeemable Promissory Note (3)

    10.8 Form of Common Stock Purchase Warrant accompanying 10.5% Redeemable Promissory Note(4)

    27.1 Financial Data Schedule* (submitted only in electronic format for SEC use only)


*   Filed herewith
(1) Incorporated by reference and filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed on May 22, 2000.
(2) Incorporated by reference and filed as an exhibit to the Company's Form 10-QSB/A, filed on June 14, 2000.
(3) Incorporated by reference and filed as an exhibit to the Company's Form 10-QSB/A, filed on June 14, 2000.
(4) Incorporated by reference and filed as an exhibit to the Company's Form 10-QSB/A, filed on June 14, 2000.

(B)  REPORTS ON FORM 8-K

         (i) The Company filed a Current Report on Form 8-K/A on May 17, 2000, amending the Company's Current Report on Form 8-K filed March 21, 2000.

                            CORPAS INVESTMENTS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CORPAS INVESTMENTS, INC.

Date:  August 14, 2000

                                    /s/ MOLLY A. MILES
                                   --------------------------------
                                    Molly A. Miles Chief Executive
                                    Officer (Principal Executive Officer)

                                    /s/ EDWARD Z. ESTRIN
                                   --------------------------------
                                    Edward Z. Estrin, Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX

NUMBER              NAME
------              ------

  10.1 Financial Advisory Agreement between Company and South Shore Investments Ltd. Inc.*

  10.2 Real.com Guide Co-Branded Web Page Agreement between Company and RealNetworks, Inc.*

  10.3         Series Agreement between Company and Fox Sports Net*

  10.4 Financial Advisory Agreement between Company and Wall Street Financing Consultants, Inc.*

  27.1 Financial Data Schedule* (submitted only in electronic format for SEC use only)




















* Filed Herewith