Form 10QSB
period 2000-09-30
CORPAS INVESTMENTS INC
filed 2000-11-13
CIK 1085781

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                           OUTSTANDING AS OF NOVEMBER 6, 2000
             -----                           ----------------------------------
        Common Stock
    Par value $.001 per share                   [18,161,470]


Transitional Small Business Disclosure Format  Yes [ ]  No [X]

                                TABLE OF CONTENTS



                          PART I. Financial Information


                                                                                                                   Page
                                                                                                                   ----

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2000 (Unaudited) and
                  December 31, 1999 .......................................................................         3

          Condensed Consolidated Stated of Operations for the Three Months and
                  Nine Months ended September 30, 2000 and 1999 (Unaudited) ...............................         4

          Condensed Consolidated Statements of Cash Flows for the Nine Months
                  ended September 30, 2000 (Unaudited) ....................................................         5

          Notes to Financial Statements ...................................................................         6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...................................................................        10


                                              PART II. Other Information

ITEM 1.   Legal Proceedings ...............................................................................        14
ITEM 2.   Changes in Securities and Use of Proceeds .......................................................        14
ITEM 3.   Defaults upon Senior Securities .................................................................        15
ITEM 4.   Submission of Matters to a Vote of Security Holders .............................................        15
ITEM 5.   Other Information ...............................................................................        15
ITEM 6.   Exhibits and Reports on Form 8-K ................................................................        16

FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Fiscal Quarter Ended September 30, 2000" and "Liquidity and Capital Resources," below. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in forward-looking statements depending on a variety of important factors, among which are the growth of the market for on-line entertainment; the ability of the Company to acquire by purchase or license sufficient content; the Company's ability to properly manage growth and successfully integrate acquired companies and operations; the ability of the Company to respond to technological changes in the Internet industry; the Company's ability to successfully compete in a very competitive environment, the Company's ability to accurately forecast from time to time, including the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999 (File No. 0-30100).

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CORPAS INVESTMENTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                                        2000               DECEMBER 31,
                                                                      (NOTE 1)                 1999
                                                                    (Unaudited)              (NOTE 1)
                                                                   -------------           ------------

                              ASSETS
Current assets:
     Cash and cash equivalents                                      $    802,986           $    936,721
     Accounts receivable                                                  33,586                     --
     Employee advances                                                     8,051                 15,500
     Production inventory                                                 27,376                     --
     Prepaid expenses                                                    136,577                     --
                                                                    ------------           ------------
         Total current assets                                          1,008,576                952,221
                                                                    ------------           ------------

Property and equipment                                                   247,060                102,403
     Less: accumulated depreciation                                      (34,320)                (2,791)
                                                                    ------------           ------------
         Net property and equipment                                      212,740                 99,612
                                                                    ------------           ------------

Other assets:
     Goodwill, net                                                     7,678,373                     --
     Intangible assets, net                                              238,208                 58,383
     Deferred interest                                                   767,882                     --
     Deposits                                                             39,764                     --
                                                                    ------------           ------------
         Total other assets                                            8,724,227                 58,383
                                                                    ------------           ------------

                                                                    $  9,945,543           $  1,110,216
                                                                    ============           ============


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes  payable                                                 $  1,066,000           $         --
     Accounts payable                                                    344,224                126,880
     Accrued liabilities                                                 224,117                 53,416
     Deposits on unissued common stock                                 1,725,500              1,738,838
                                                                    ------------           ------------
         Total  current liabilities                                    3,359,841              1,919,134
                                                                    ------------           ------------

Stockholders' equity:
    Common stock, par value $.001; 50,000,000
       shares authorized; 15,160,470 and 9,600,000
       shares issued and outstanding                                      15,160                  9,600
     Additional paid-in capital                                       19,229,678                     --
     Deficit accumulated during the development stage                (12,653,536)              (812,918)
     Subscriptions receivable                                             (5,600)                (5,600)
                                                                    ------------           ------------
         Total stockholders' equity                                    6,585,702               (808,918)
                                                                    ------------           ------------

                                                                    $  9,945,543           $  1,110,216
                                                                    ============           ============


            See accompanying notes to condensed financial statements.

                            CORPAS INVESTMENTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                            JUNE 22, 1999
                                          THREE MONTHS ENDED                  NINE MONTHS ENDED            (INCEPTION) TO
                                            SEPTEMBER 30,                       SEPTEMBER 30,               SEPTEMBER 30,
                                    ------------------------------      ------------------------------     --------------
                                        2000              1999              2000              1999              2000
                                    ------------      ------------      ------------      ------------     --------------
REVENUES                            $     60,881      $         --      $    773,798      $         --      $    773,798
                                    ------------      ------------      ------------      ------------      ------------

COST OF REVENUES                             729                --         1,174,247                --         1,174,247
                                    ------------      ------------      ------------      ------------      ------------

GROSS PROFIT                              60,152                --          (400,449)               --          (400,449)
                                    ------------      ------------      ------------      ------------      ------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              2,829,143               150        10,465,478               450        11,275,713
                                    ------------      ------------      ------------      ------------      ------------

OPERATING LOSS                        (2,768,991)             (150)      (10,865,927)             (450)      (11,676,162)
                                    ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
      Interest income                      5,539                --             9,984                --            11,301
      Interest expense                  (534,669)               --          (984,675)               --          (984,675)
                                    ------------      ------------      ------------      ------------      ------------

NET LOSS                            $ (3,298,121)     $       (150)     $(11,840,618)     $       (450)     $(12,649,536)
                                    ============      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING         14,526,773         5,600,000        13,251,109         5,600,000

NET LOSS PER SHARE                  $       (.23)     $         --      $       (.89)     $         --
                                    ============      ============      ============      ============


                            CORPAS INVESTMENTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED             JUNE 22, 1999
                                                                              SEPTEMBER 30,                  (DATE OF
                                                                     -----------------------------        INCEPTION) to
                                                                         2000                1999         SEPT. 30, 2000
                                                                     ------------           ------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                        $(11,840,618)          $ (450)        $(12,649,536)
     Adjustments to reconcile net loss to
         net cash flows used in operating activities:
              Depreciation and amortization                               290,312               --              294,970
              Discount amortization                                       931,548               --              931,548
              Issuance of common stock for services                       336,000               --              336,000
              Issuance of options/warrants for services                 7,248,773               --            7,248,773
              Services provided as capital contribution                        --              450                   --
              Changes in assets and liabilities                           162,930               --              327,726
                                                                     ------------           ------         ------------

     Net cash flows used in operating activities                       (2,871,055)              --           (3,510,519)
                                                                     ------------           ------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of Planet Extreme, Ltd                                      (45,000)              --              (45,000)
     Purchase of property and equipment                                  (138,450)              --             (240,853)
     Purchase of intangible asset                                        (157,927)              --             (218,177)
                                                                     ------------           ------         ------------

     Net cash provided by investing activities                           (341,377)              --             (504,030)
                                                                     ------------           ------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Notes payable                                                      1,066,000               --            1,066,000
     Proceeds from issuance of common stock                               262,383               --            2,001,221
     Proceeds from exercising stock options                               600,000               --              600,000
     Costs of issuance of common stock                                   (575,186)              --             (575,186)
     Proceeds from deposits on unissued stock                           1,725,500               --            1,725,500
                                                                     ------------           ------         ------------

     Net cash flows from financing activities                           3,078,697               --            4,817,535
                                                                     ------------           ------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (133,735)              --              802,986
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            936,721               --                   --
                                                                     ------------           ------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    802,986           $   --         $    802,986
                                                                     ============           ======         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest                                               $      3,048           $   --         $      3,048
                                                                     ============           ======         ============

Stock issued for intangible asset                                    $     50,000           $   --         $     50,000
                                                                     ============           ======         ============

Acquisition of Planet Extreme                                        $  7,875,000           $   --         $  7,875,000
                                                                     ============           ======         ============

Issuance of common stock warrants attached to notes payable          $  1,699,430           $   --         $  1,699,430
                                                                     ============           ======         ============

                            CORPAS INVESTMENTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the new standard to affect its financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

         In June 2000, the AICPA issued Statement of Position (SOP) 00-2, Accounting by Producers or Distributors of Films. The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000. We are in the process of determining the impact of SOP 00-2 on our financial statements.

                            CORPAS INVESTMENTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 4 - NOTES PAYABLE

         During the nine months ended September 30, 2000, the Company issued 10.5% redeemable promissory notes due the earlier of (i) February 20, 2001 or
(ii) ten (10) business days following the completion by the Company of a registered public offering raising gross proceeds to the Company of at least $1,000,000. Warrants to purchase one share of the Company's common stock have been issued for each $3.00 of principal amount of Note. Warrants are exercisable at a price of $2.00 per share. At September 30, 2000 the principal amount of notes issued was $1,066,000, and options to purchase 355,343 shares of common stock were outstanding. The warrants are recorded at fair market value at date of grant as an increase to additional paid in capital. Deferred interest of $1,699,430 has been recorded to reflect the discount related to these notes. This discount will be amortized over a one-year period. Interest expense relating to these notes amounted to $931,548 for the nine months ending September 30, 2000.

NOTE 5 - STOCKHOLDERS' EQUITY

         During the three and nine months ended September 30, 2000, the Company issued 681,891 and 2,026,470 shares of common stock, respectively. The shares were issued in three offerings. The first private offering, which took place in the first quarter of the year, was to raise $2,025,000 by issuing 1,350,000 shares at $1.50 per share. A second offering took place in August 2000, and the Company raised $225,000 through the issuance of 300,000 shares of common stock at $0.75 per share. A third offering also took place in August 2000, and the Company raised $1,500,500 through the issuance of 3,301,000 shares of common stock at $0.50 per share. The stock from the August offerings had not yet been issued as of September 30, 2000, and has been recorded as deposits on unissued common stock. In the three months ended September 30, 2000, the Company paid consultants $163,550 and issued them 675,225 shares of common stock for their services related to the third private offering.

         The Company has issued 3,500,000 shares of common stock valued at $7,875,000 for the purchase of Planet Extreme during the nine months ended September 30, 2000. (See Note 2.) The Company has also issued 10,000 shares of common stock valued at $50,000 for the purchase of a domain name during the nine month period.

         On March 24, 2000, the Company issued 224,000 shares of common stock valued at $336,000 for consulting services. On May 2, 2000, the Company also issued 400,000 stock options to a consultant valued at $2,400,000 at the date of grant, which were exercised at $1.50 per share raising $600,000 during the nine months ended September 30, 2000.

         The Company recorded $1,725,277 and $4,448,774, respectively, during the three and nine months ended September 30, 2000 for compensation charged to additional paid-in capital for the vesting of stock options under the Company's employee stock option plan. Additionally, the Company charged $191,230 and $1,699,430 to additional paid-in capital for interest expense related to stock warrants issued in connection with its debt offering during the three and nine month periods respectively.

         The Company also retired 600,000 shares of common stock from one of the founding stockholders during the nine months ended September 30, 2000.

                            CORPAS INVESTMENTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - STOCK OPTIONS AND WARRANTS

         Employee Stock Option Plan

         The Company entered into an Equity Incentive Compensation Plan "the Plan" in the year 2000. The plan enables eligible employees to receive incentive stock options valued at market prices at the date of grant. The majority of the options are exercisable over three years. After three months of employment, one-twelfth of the total number of options vests. An additional one-thirty-sixth vests each month thereafter. The Company adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company values stock options based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Compensation expense amounted to $1,725,277 and $4,448,774 for the three and nine month periods ended September 30, 2000. The Company has 12,601,000 employee stock options outstanding at September 30, 2000, with approximately 33% of that balance vested. Option prices range from $1.00 to $7.40, expiring ten years from the date of grant.

         Outstanding Warrants

         The Company has issued warrants to various consultants with various vesting schedules and has 2,974,000 warrants outstanding at September 30, 2000. The warrants are exercisable at prices ranging from $1.00 to $18.00, expiring within five years.

         The Company also has 355,343 warrants outstanding in connection with its 10.5% redeemable promissory note debt offering. These warrants are exercisable at $2.00 for a three year period ending February 20, 2003.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Consulting Agreements

         The Company has a consulting agreement with a provider of continuing medical education materials requiring the payment of $1,000,000 over a five year period ending December 2004 payable in monthly installments of $16,667.

         On January 26, 2000 the Company entered into a consulting agreement with an individual (the "Consultant"). The Consultant will serve as Vice President of New Business Development of the Company, and shall serve to research, identify, evaluate and provide content to be used by the Company in its capacity as a distributor. For services provided, the Company agreed to issue 150,000 shares of the Company's common stock in monthly increments over two years. In addition, the Company agreed to grant the Consultant options for an aggregate of 200,000 shares of common stock, which vest in equal monthly increments over a period of two years. The exercise price of the options is $2.75 per share. The agreement also provides for options for an aggregate of 1,000,000 shares of common stock, exercisable at $2.75 per share, that will vest and be exercisable as follows: (a) 50,000 shares for each exclusive 15 hours of usable video footage, or 15,000 shares for less than 15 hours; and (b) 25,000 shares for each non-exclusive 15 hours of usable video footage, or 10,000 shares for less than 15 hours. Any of the 1,000,000 options granted under the consulting agreement that have not vested lapse on January 26, 2002, unless renewed for successive one-year terms.

On July 21, 2000 the Company entered into a consulting agreement with Wall Street Financing Consultants, Inc. (the "Consultant"). Pursuant to the contract the Consultant will assist the Company in securing capital in the amount of $8,000,000. In return for services provided the Consultant will be compensated

                            CORPAS INVESTMENTS, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

at the time of funding $75,000 per million received, with any less amount to be pro-rated and adjusted proportionately for its consulting services.

         On August 8, 2000, the Company entered into a non-exclusive placement agreement with a consultant to pay a 6% fee on any money raised by the consultant, with financing anticipated between $100,000 and $2,500,000.

Licensing Agreement

         On September 25, 2000, the Company entered into an agreement to receive exclusive rights to edit, produce, distribute and sell Corextreme Games programming. The Company will pay $5,000 per month for each month of episodes delivered by the provider. The Company will also be required to pay a percentage of royalties on certain sales associated with the contract.

Legal Proceedings

         On March 3, 2000, All-Life.com, Inc. as plaintiff filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Chairman of the Board and former Chief Executive Officer of the Company. The subject of the suit involves his actions while serving as the Chief Executive Officer. The Company's Board of Directors resolved to indemnify him with regard to his defense against this lawsuit. On March 24, 2000, the Company, as plaintiff, filed a separate complaint against All-Life.com. The Company, All-Life.com, Inc. and all individuals involved are in settlement discussions, and the Company hopes to finalize settlement before the end of this year.

NOTE 8 - SUBSEQUENT EVENTS

         On October 4, 2000 the Company entered into a Settlement Agreement and Release with each of D.R.F.W. Group, Inc. ("DRFW"), South Shore Investments Ltd., Inc. ("SSI") and John Thristino, individually and as President of each DRFW and SSI. In full and complete satisfaction of any and all disputes as to:
(a) cash payments which may be claimed to be due to DRFW under the terms of the DRFW Agreement, entered into on February 28, 2000 and (b) obligations to SSI (including, without limitation, the issuance of certain warrants under the SSI Agreement, entered into on July 25, 2000), the Company agreed to pay to DRFW, or its designee, the sum of $106,600, representing an amount equal to ten (10%) per cent of funding actually received by the Company by means of partial services provided under the DRFW Agreement. Upon payment in full by the Company of this amount by November 4, 2000, the DRFW Agreement and the SSI Agreement (and any obligations of the Company to issue a warrant under the SSI Agreement) each terminate and are of no further force and effect, except as to continuing obligations of the Company for warrants issued under the DRFW Agreement.

         On October 9, 2000, the Company entered into a consulting agreement to assist in the search for merger and acquisition candidates. The consultant will be paid 32,500 shares of common stock upon acceptance of the agreement plus 5% of the total value of any transaction consummated.

                            CORPAS INVESTMENTS, INC.

                     THIRD QUARTER ENDING SEPTEMBER 30, 2000


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

OVERVIEW

         Corpas Investments, Inc., which conducts business under the name of "MediaWebcast" (the "Company") is an international distributor and licensor of entertainment programming through a range of distribution channels such as broadcast television, cable television, satellite television, the Internet, home video and DVD. The Company intends to focus on targeted entertainment/ educational properties in five broad genres - sports, comedy, health, music and general entertainment. Currently, the Company is overseeing the development of properties that target specific demographic and interest groups. To date, the Company has developed and distributed transmedia content obtained from its flagship properties - Planet Extreme Sports Games and StreetPace (a Gen X-Y lifestyle and entertainment program that has been developed around extreme sports and its celebrities) as well as from its exclusive use license arrangements with UFO Video, Inc. and the development of the Ufotv.com website.

         The Company was incorporated under the laws of the State of Florida under the name Synergy Investments, Inc. in May 1988. The Company changed its name to Corpas Investments, Inc. in September, 1998. The Company's common stock was authorized for quotation on the OTC Bulletin Board under the symbol "CPIM" in October, 1999.

         Due to the fact that the Company did not start operations until the last quarter of 1999 and the rapidly evolving nature of the Internet industry, the Company believes that financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to develop its technology and to assimilate acquisitions. The Company will continue to incur substantial costs to develop its website, acquire content, build brand recognition and grow its business. The Company may also incur significant additional costs with the possible acquisitions of other businesses and technologies relevant to the Company's growth strategy. These costs may not correspond with a meaningful increase in revenues in the short term.

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

         Effective February 29, 2000, the Company acquired all of the assets of Planet Extreme Ltd., a leading distributor of extreme sports content. Projects of Planet Extreme include the Planet Extreme Film Festival and Planet Extreme Championships. The assets also included a 50% interest with Yahoo! broadcast.com, in PlanetExtreme.com.

         In September 2000, the Company entered into an agreement with Fox Sports Net whereby the Company will supply exclusively to Fox Sports Net four separate series, of 52 weeks each: Planet Extreme, Corextreme Games, Planet

Extreme Film Festival and StreetPace, a "surf, ski, snow and music" show. The Company has commenced production of three of the four series, with the first episodes airing the first week of October, 2000.

         Over the next 12 months, the Company will focus on the production of the Fox Sports Net series and will generate revenue from advertising spots during these shows. The Company will be required to hire additional technical personnel and other staff for production of the four series. Upon last airing of these shows, the Company intends to sell the shows internationally and to also sell or license them through other distribution channels (such as specialty videos and DVD). The Company also intends to pursue revenue from banner advertisements on its Planet Extreme and Ufotv websites and from the licensing of its tape libraries.

         The Company has also developed a state of the art, groundbreaking media tracking system, comprised of software and expertise specifically designed to target and eliminate incidents of copyright infringement on the Internet. The Company intents to market this tracking system to all companies concerned about copyright infringement on the Internet.

         The ability of the Company to realize its plans over the next 12 months involves numerous risks and uncertainties, including, the Company's ability to obtain additional financing in the short-term and long-term; the ability of the Company to acquire by purchase or license sufficient content; the Company's ability to manage growth and successfully integrate acquired companies and operations; and the Company's ability to compete against competitors who have more resources.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         OVERVIEW. The Company incurred losses of $3,298,121 and $11,840,618 for the three and nine month periods ended September 30, 2000, respectively. The Company did not have continuing operations during the third quarter of 1999.

         REVENUE. The Company had revenue of $60,881 and $773,798 for the three and nine month periods ended September 30, 2000, respectively. The Company will produce four 52 week episodes for the Fox Sports Network during the next year. The Company will generate advertising revenue from spots during these shows. The shows, upon their last airing, will be sold internationally. In addition, after each show airs domestically, specialty videos and DVD's will be sold through various distribution networks. The Company anticipates that its Planet Extreme and Ufotv websites will execute banner advertisement and e-commerce sales before the end of the year. Tape libraries are also expected to generate licensing revenue.

         AMORTIZATION. Amortization expense amounted to $111,742 and $258,783 for the three months and nine months ended September 30, 2000, respectively. The amortization charges to operations represent the construction of the Company's websites, the acquisition of the Ufotv domain name, and goodwill from the acquisition of Planet Extreme (Note 2). The cost of the websites amounted to $218,177 at September 30, 2000 and is being amortized over a five-year period. Goodwill of $7,909,054 is being amortized over a 20-year period.

         DEPRECIATION. Depreciation expense amounted to $12,918 and $31,529 for the three months and nine months ended September 30, 2000, respectively. Depreciation expense consists of depreciation on the Company's tape library, computer hardware and software, telephone equipment, office equipment and leasehold improvements. Capital assets are depreciated on a straight-line basis over their estimated useful lives. The tape library, computer hardware and software, and telephone equipment are depreciated over five years, office equipment over three years, and leasehold improvements over the life of the underlying lease.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses amounted to $2,829,143 and $10,465,478 for the three and nine month periods ended September 30, 2000, respectively. The Company anticipates that general and administrative expenses will increase during the next 12 months as the Company expands its activities.

         RESEARCH AND DEVELOPMENT. There was no charge to operating expenses for research and development during the nine months ended September 30, 2000. The Company plans to develop its research and development staff during 2001 as it focuses on improving and expanding the features and availability of its Internet/Intranet network-enabled software products. Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

         SALES AND MARKETING. Promotional expense amounted to $23,667 and $154,098 for the three and nine month periods ended September 30, 2000, respectively. The Company plans to increase its sales and marketing team to sell sponsor and commercial airtime for the Fox Sport Network series, to continue international and syndicated sales and to market software to new and existing customers focusing on the Company's existing entertainment properties. The Company plans to launch a branding and advertising campaign focused on building awareness of its products and services to all of its market segments.

         INCOME TAXES. No provision for federal income taxes has been recorded during the periods ended September 30, 2000 as a result of losses incurred during those, and prior periods. This loss carry-forward, which begins to expire in 2019, can be used to offset future taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been significant. Since inception, the Company has financed operations and capital expenditures primarily through private sales of equity and debt securities, which have resulted in net proceeds of $4,817,535 from inception through September 30, 2000. At September 30, 2000, the Company had $802,986 in cash and cash equivalents and a working capital deficit of $2,351,265. In October 2000, the Company issued all of the common stock related to the $1,725,500 liability for deposits on unissued common stock. The Company continues to pursue additional capital to fund its working capital and capital expenditure requirements. However, there can be no assurance that the Company will be able to obtain additional funding through the issuance of additional equity or debt securities through private placement offerings or through other means, or that the Company will be able to continue operations.

         The Company has not yet generated positive cash flows from operating activities. Cash used in operating activities was $2,871,055 for the nine months ended September 30, 2000. The Company does not expect to generate positive cash from operations for the year ending December 31, 2000.

         The Company's investing activities have consisted of capital expenditures totaling $341,377 for the nine months ended September 30, 2000. This increase includes additions to the Company website and purchases of computer equipment.

         Net cash provided by financing activities was $3,078,697 for the nine months ended September 30, 2000. Net cash provided by financing activities resulted primarily from deposits on unissued common stock and debt instruments.

         The Company foresees a significant increase in operating expenses in order to implement its Internet/Intranet enabled applications as well as the continued upgrade of its software application. The Company expects to fund these increases with further issuance of equity or debt securities of the Company and from advertising revenues that are expected to begin in the fourth quarter of 2000.

         The Company's ability to satisfy its obligations and to carry out its business plan depends in part on its ability to reach a profitable level of operations and its ability to secure both short and long-term financing for the development and expansion of its main businesses. The Company is currently in negotiations with financial sources to provide additional funding through equity or debt financing to fund its current business plan. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on revenue generated from the production of original programming and proceeds from the sale of additional shares of common stock. There can be no assurance, however, that the Company will be successful in obtaining any such additional equity or debt financing and, if not successful, the Company will not be able to continue.

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

         STOCK PRICE FLUCTUATIONS. The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. Such volatility in the stock price is a significant risk investors should consider.

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

                            CORPAS INVESTMENTS, INC.

                     THIRD QUARTER ENDING SEPTEMBER 30, 2000

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 3, 2000, All-Life.com, Inc. ("All-Life"), filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company's Chairman, Ross A. Love. All-Life alleges that Mr. Love, as former Chief Executive Officer of the Company, proposed a merger between All-Life and the Company with the intent and motivation to gain plaintiff's trust and confidence to the point that Mr. Love could gain control of All-Life's assets and business operations under the guise of due diligence. Although the Company was not named in the lawsuit, the Company's Board of Directors agreed to indemnify Mr. Love in his defense against this lawsuit. On March 24, 2000, the Company filed a separate complaint in the Superior Court of the State of California, County of Los Angeles against All-Life.com, Inc., Jonathan Dariyanani and Ivan Sokolsky alleging fraud and breach of contract. All-Life, the Company and Mr. Love are presently involved in settlement discussions with regards to the foregoing lawsuits. The Company expects to finalize settlement of these matters by the end of its fiscal year.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)
         In August 2000, as a result of its agreement with Chicago Investment Group, Inc., described in Item 5, the Company conducted a private placement of its common stock in the aggregate amount of $225,000 at an offering price of $0.75 per share. This private placement resulted in the issuance of 300,000 shares of the Company's common stock with gross proceeds to the Company of $225,000.

         On August 10, 2000, the Company entered into an agreement for non-exclusive financial advisory services with NLC, Inc. ("Consultant") pursuant to which Consultant assisted the Company in analyzing and assessing alternatives for raising capital and in formulating the optimum strategy to meet immediate working capital and capital resources needs in an aggregate amount of $1,500,500. As consideration for such services Consultant received: (a) monetary compensation equal to ten per cent 10% of funding received by the Company through introductions made by Consultant, in an aggregate amount of $150,050 and
(b) an aggregate of 675,225 shares of the Company's common stock (valued at $0.50 per share) in blocks of 45,000 shares for each $100,000 of funding received by the Company through introductions made by Consultant.

         In August 2000, as a result of its agreement with NLC, Inc., the Company commenced a private placement of its common stock to obtain an aggregate principal amount of $1,500,500. This private placement resulted in the issuance of 3,001,000 shares of the Company's common stock (at an offering price of $0.50 per share) with gross proceeds to the Company of $1,500,500.

         During the third quarter of 2000, the Company negotiated option agreements with Molly A. Miles, as Chief Executive Officer, and Jonathan Loew, as Executive Vice President of Business Development, for an aggregate of 3,500,000 shares. Of that amount, options for 1,386,685 shares vest within one year from the dates of grant and the remaining shares vest within three years from the dates of grant.

         Of the aggregate number of options granted to officers, directors and employees during the first, second and third quarters of 2000, at September 30, 2000, options for 4,129,513 shares were fully vested. Subject to continued employment, all of these options expire ten (10) years from the date of grant and have exercise prices of between $1.00 and $7.40. Of the aggregate number of options granted, 12,329,265 options are non-qualified stock options (and not Incentive Stock Options as defined in Section 422(b) of the Internal Revenue
Code) and subject to termination upon certain events, such as termination of employment with cause; the remaining 271,735 are Incentive Stock Options. Of the total number of options granted to officers and directors, 11,800,000 are subject to 50% acceleration for certain events such as a change in control or termination without cause.

         On October 4, 2000 the Company entered into a Settlement Agreement and Release with each of D.R.F.W. Group, Inc. ("DRFW"), South Shore Investments Ltd., Inc. ("SSI") and John Thristino, individually and as President of each DRFW and SSI. In full and complete satisfaction of any and all disputes as to:
(a) cash payments which may be claimed to be due to DRFW under the terms of the DRFW Agreement, entered into on February 28, 2000 and (b) obligations to SSI (including, without limitation, the issuance of certain warrants under the SSI Agreement, entered into on July 25, 2000), the Company agreed to pay to DRFW, or its designee, the sum of $106,600, representing an amount equal to ten (10%) per cent of funding actually received by the Company by means of partial services provided under the DRFW Agreement. Upon payment in full by the Company of this amount by November 4, 2000, the DRFW Agreement and the SSI Agreement (and any obligations of the Company to issue a warrant under the SSI Agreement) each terminate and are of no further force and effect, except as to continuing obligations of the Company for warrants issued under the DRFW Agreement.

         On October 9, 2000 the Company entered into a Business Consulting Agreement with Windsor Partners, Inc. ("Consultant") whereby Consultant will provide advice and counsel regarding the Company's strategic business plans, strategy and negotiations with potential business strategic partnering, corporate planning and/or other general business consulting needs. As consideration, the Company agreed to issue to Consultant 32,500 shares of its common stock and granted certain registration rights to the Consultant. Other advisory fees in the form of cash payments contingent upon designated events are also specifically provided for in the agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

         On August 8, 2000 the Company entered into an agreement with Chicago Investment Group, Inc. (the "Placement Agent") for financial advisory services whereby the Placement Agent will provide introductions for the Company to find sources to meet its anticipated financing of between $100,000 and $2,500,000. As compensation for the Placement Agent's services, the Company will pay a fee of 6% of money received as a result of introductions made pursuant to this agreement, payable upon the receipt of such monies. As of September 30, 2000, introductions by the Placement Agent resulted in gross proceeds to the Company of $225,000, through the private placement of the Company's Common Stock, and the Placement Agent was paid a consulting fee of $13,500.

      On August 14, 2000, the Company entered into a Content License and Promotion Agreement with RealNetworks, Inc. ("RN") whereby the Company will exclusively provide content for use in RN's promotional and marketing activities in RN's editorially driven Internet web sites and services that showcase multimedia content available on the Internet. This agreement is effective through November 14, 2000 and is renewable by RN for subsequent three month periods.

      On September 25, 2000, the Company entered into an exclusive licensing agreement with each of Yoshimoto Kogya, Ltd. and Nux Inc. (collectively, "Licensors") for extreme sports related materials, including without limitation materials on events of X-Sports and Corextreme Games, whereby the Company will have the exclusive right to edit and produce thirty-minute episodes and distribute, license, market and sell the resulting programs through television, multi-media and home video. The Company shall pay the sum of $5,000 per month for content delivered and the Company shall retain, as its sole and exclusive property, all revenue derived from domestic broadcast distribution and pre-approved Internet rights of resulting episodes. The Company shall also retain 50% of net revenues from international broadcast distribution and worldwide sales of videocassettes and DVD; Licensors shall retain the other 50% of such revenues.

      In October, 2000 by unanimous written consent of the Board of Directors, the Company adopted amendments to Section 13 of Article II and to Article III of the Company's Bylaws in order to more clearly enumerate and define the duties of the Company's officers.

      Also in October, 2000 by unanimous written consent of the Board of Directors, the Company adopted amendments to its 2000 Equity Incentive Compensation Plan (the "Plan") in order to conform the Plan with certain requirements under California law.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS.


NUMBER      NAME
------      ----
2           Agreement and Plan of Merger effective as of November 22, 1999(1)
3.1         Articles of Incorporation(2)
3.2         Amendment to Articles of Incorporation(2)
3.3         By-laws(2)
3.4         Amendment to Bylaws of Corpas Investments, Inc. by Written Consent
            of the Company's Board of Directors*
4.0         Registration Rights Agreement(3)
10.1        Agreement of Purchase and Sale between the Company and Planet
            Extreme, Ltd.(4)
10.2        Content Provider and Service Agreement - MDM/A4M(3)
10.3        Web Site Development and Support Agreement(3)
10.4        Consulting Services Agreement between Company and John Clayton(5)
10.5        Stock Option Agreement between Company and John Clayton(5)
10.6        2000 Equity Incentive Compensation Plan(6)
10.7        Office Lease dated February 22, 2000(7)
10.8        Office Lease dated January 22, 2000(7)
10.9        Consulting and Services Agreement between Company and Dr. Bob
            Goldman(7)
10.10       Financial Advisory Agreement between Company and D.R.F.W. Group, Inc.(7)
10.11       Consultant Agreement between Company and Columbia Financial

            Group(7)
10.12       Form of Subscription Agreement and Investment Letter, dated as of
            February 4, 2000, to be executed between the Company and the noteholder in connection with 10.5% Redeemable Promissory Note
            Offering(8)
10.13       Form of 10.5% Redeemable Promissory Note(8)
10.14       Form of Common Stock Purchase Warrant accompanying 10.5% Redeemable
            Promissory Note(8)
10.15       Financial Advisory Agreement between Company and South Shore
            Investments Ltd. Inc.(9)
10.16       Real.com Guide Co-Branded Web Page Agreement between Company and
            RealNetworks, Inc.(9)
10.17       Series Agreement between Company and Fox Sports Net(9)
10.18       Financial Advisory Agreement between Company and Wall Street
            Financing Consultants, Inc.(9)
10.19       Financial Advisory Agreement between Company and NLC, Inc.*
10.20       Form of Subscription Agreement executed between the Company and the shareholder in connection with each of Common Stock Offering of 300,000 shares at $0.75 per share and Common Stock Offering of 3,005,000 shares at $0.50 per share*
10.21       Settlement Agreement and Release between Company and each of D.R.F.W.
            Group, Inc., South Shore Investments Ltd., Inc. and John Thristino*
10.22       Business Consulting Agreement between Company and Windsor Partners, Inc.*
10.23       Fee and Non-Exclusive Placement Agreement between Company and Chicago
            Investment Group, Inc.*
10.24       Content License and Promotion Agreement between Company and RealNetworks,
            Inc.*
10.25       Agreement between Company and each of Yoshimoto Kogya Ltd. and Nux, Inc.*
10.26       Amendments to 2000 Equity Incentive Compensation Plan of Corpas
            Investments, Inc. by Written Consent of the Company's Board of Directors*
27.1        Financial Data Schedule* (for SEC use only)

------------------------------
*Filed herewith


(1) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K dated November 24, 1999.

(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form 10QSB, filed on May 18, 1999.

(3) Incorporated by reference and filed as an exhibit to the Company's Annual Report on Form 10KSB, filed on April 14, 2000.

(4) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K filed March 21, 2000.

(5) Incorporated by reference and filed as an exhibit to the Company's Form S-8 Registration Statement (No. 333- 36862).

(6) Incorporated by reference to the Company's definitive proxy statement dated March 30, 2000 relating to a special shareholders' meeting held on April 21, 2000.

(7) Incorporated by reference to the Company's Quarterly Report on Form10-QSB, filed on May 22, 2000.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSBA for the period ended March 30, 2000, filed on June 14, 2000.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on August 14, 2000.

(b)      REPORTS ON FORM 8-K

(i) The Company filed a Current Report on Form 8-K on March 21, 2000 to report the acquisition by the Company of Planet Extreme, Ltd.

(ii) The Company filed a Current Report on Form 8-K/A on May 17, 2000, amending the Company's Current Report on Form 8-K filed March 21, 2000.

                            CORPAS INVESTMENTS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CORPAS INVESTMENTS, INC.

Date: November 13, 2000

                                          /s/ Molly A. Miles
                                          -------------------------------------
                                          Molly A. Miles,
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                          /s/ Carl Allison
                                          -------------------------------------
                                          Carl Allison,
                                          Senior Vice President of Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

NUMBER      NAME
------      ----
3.4         Amendment to Bylaws of Corpas Investments, Inc. by Written Consent
            of the Company's Board of Directors*
10.19       Financial Advisory Agreement between Company and NLC, Inc.*
10.20       Form of Subscription Agreement executed between the Company and the shareholder in connection with each of Common Stock Offering of 300,000 shares at $0.75 per share and Common Stock Offering of 3,005,000 shares at $0.50 per share*
10.21       Settlement Agreement and Release between Company and each of D.R.F.W.
            Group, Inc., South Shore Investments Ltd., Inc. and John Thristino*
10.22       Business Consulting Agreement between Company and Windsor Partners, Inc.*
10.23       Fee and Non-Exclusive Placement Agreement between Company and Chicago
            Investment Group, Inc.*
10.24       Content License and Promotion Agreement between Company and RealNetworks,
            Inc.*
10.25       Agreement between Company and each of Yoshimoto Kogya Ltd. and Nux, Inc.*
10.26       Amendments to 2000 Equity Incentive Compensation Plan of Corpas
            Investments, Inc. by Written Consent of the Company's Board of Directors*
27.1        Financial Data Schedule* (for SEC use only)

------------------------------
* Filed Herewith