Form 10KSB
period 2000-12-31
CORPAS INVESTMENTS INC
filed 2002-01-22
CIK 1085781

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 0-30100

CORPAS INVESTMENTS, INC.

(Name of small business issuer in its charter)

Florida	59-2890565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Peachtree Street, Suite 620, Atlanta, Georgia 30309

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (404) 365-9799

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year: $151,627.

State the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of January 2, 2002 was $19,504 based upon the closing bid price of $0.001 per share as reported by the trading and market services of the Pink Sheets, LLC.

As of January 2, 2002, the Registrant had outstanding 49,503,970 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Corpas Investments, Inc. (the "Company") was incorporated under the laws of the State of Florida under the name Synergy Investments, Inc. in May 1988. The Company changed its name to Corpas Investments, Inc. in September 1998. The Company's common stock was authorized for quotation on the OTC Bulletin Board under the symbol "CPIM" in October 1999.

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

Effective March 6, 2000, the Company acquired all of the assets of Planet Extreme Ltd., a leading distributor of extreme sports content. Projects of Planet Extreme included the Planet Extreme Film Festival and Planet Extreme Championships. The assets also included a 50% interest with Yahoo! broadcast.com, in PlanetExtreme.com.

In September 2000, the Company entered into an agreement with Fox Sports Net whereby the Company agreed to supply exclusively to Fox Sports Net four separate series, of 52 weeks each: Planet Extreme, Corextreme Games, Planet Extreme Film Festival and StreetPace, a "surf, ski, snow and music" show. The Company commenced production of three of the four series, with the first episodes airing the first week of October 2000.

Following the above acquisitions, the Company conducted business under the name of "MediaWebcast" as an international distributor and licensor of entertainment programming through a range of distribution channels such as broadcast television, cable television, satellite television, the Internet, home video and DVD. The Company focused on targeted entertainment/ educational properties in five broad genres - sports, comedy, health, music and general entertainment. The Company developed and distributed transmedia content obtained from its flagship properties - Planet Extreme Sports Games and StreetPace (a Gen X-Y lifestyle and entertainment program that has been developed around extreme sports and its celebrities) as well as from its exclusive use license arrangements with UFO Video, Inc. and the development of the Ufotv.com website.

In late 2000, the Company ran out of funds to develop and operate its business, and efforts to raise capital to continue business were not successful. As a result, the Company laid off all its employees and terminated operations in January 2001.

On August 6, 2001, the Board of Directors of the Company approved an Agreement dated July 31, 2001 by and between the Company and Corpas Investors, LLC ("Investors"), under which the Company sold Investors 30,000,000 shares of common stock for $25,000. Investors is owned equally by Robert J. Mottern and Kevin Welch. Pursuant to the Agreement, Ross Love, the Company's sole officer and director, resigned. Mr. Mottern and Mr. Welch were appointed to the board of directors of the Company. Mr. Mottern was appointed chairman and chief executive officer. Mr. Welch was appointed treasurer, secretary and chief financial officer of the Company.

The Company entered into the transaction with Investors because Investors will be able to provide the necessary funding and services to file any and all delinquent reports of the Registrant under the Securities Exchange Act of 1934, which the Company determined will enhance its ability to raise capital to turnaround its existing business or acquire other businesses. Any such transaction may likely result in a further change of control of the Company. There is no assurance that the Company will be successful in raising capital or in locating a suitable acquisition candidate, or that the terms of any such transaction will be favorable to existing shareholders.

Competition.

The Company is and will continue to be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable business opportunity candidates for us. Nearly all such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities than us. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business opportunity.

Government Regulation.

The proposed business activities described herein classify the Company as a "Blank Check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their states. The Company does not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan that we describe herein.

Intellectual Property.

The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts that management believes have any value.

Employees

The Company has no employees.

Risk Factors.

An investment in the Company's shares are subject to the following risk factors:

NO REVENUE AND MINIMAL ASSETS. The Company has no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. The Company's two officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on either of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST - GENERAL. The Company's officers and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management is not aware of any circumstances under which this policy could be changed while current management is in control of the Company.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

POSSIBILITY OF EXCHANGE ACT TERMINATION. The Company currently meets the requirements of Rule 12g-4 for termination of the registration of its common stock under Section 12(g) of the Exchange Act. There is a possibility that an acquisition candidate for the Company may desire to terminate the Company's Exchange Act registration. One reason would be to engage in one or more offerings that only nonreporting companies are eligible to engage in, such as offerings under Rule 504 or Regulation A. In the event the Company terminates its Exchange Act registration, the Company will no longer be required to file periodic reports with the Securities and Exchange Commission, and investors may not be able to obtain current or reliable information about the Company's assets and operations.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION. Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

DISADVANTAGES OF BLANK CHECK OFFERING. The Company may enter into a business combination with an entity that desires to obtain a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to provisions regarding the registration of securities that require full disclosure of the Company's business, management and financial statements.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction. In addition, the Company has substantial net operating loss carryforwards that will likely be lost or severely limited as part of any business combination.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

BLUE SKY CONSIDERATIONS. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of the Company's securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is domiciled in Florida. The executive offices of the Company are located at 1800 Peachtree Street, Suite 620, Atlanta, Georgia 30309, in offices that the Company's chief executive officer provides rent-free. The Company's phone number is (404) 365-9799.

ITEM 3. LEGAL PROCEEDINGS

On January 22, 2001, suit was filed against the Company in Los Angeles, California for failure to pay rent on the Company's former Los Angeles office. The Company has not defended the suit, and expects that a judgment for the full amount claimed will be entered against the Company.

On March 8, 2001, National Sports Partners, d/b/a Fox Sports Net, filed suit against the Company in Los Angeles, California alleging breach of contract in connection with a licensing, distribution and production agreement with the plaintiff. The suit claims damages of $345,000, plus additional unspecified compensatory damages, including lost profits and interest. The Company has not retained counsel to defend the suit and expects that a judgment for the full amount claimed will be entered against the Company.

Staff Leasing has a judgment against the Company for $195,172.

As a result of the Company's cessation of operations in January 27, 2001 due to a lack of funding, the Company owes a considerable amount to vendors, employees and investors. The Company from time to time receives notices of default and threats of litigation with respect to the amounts it owes. The Company does not intend to defend any suit that is filed against it because the Company has no operations and minimal assets. The Company believes that it has fully reserved against any liabilities on its financial statements. However, there is no assurance that a creditor would not be able to obtain a judgment for substantially more than the amount actually owed by the Company where the Company elects not to actively defend the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company's stock is traded on the Pink Sheets, LLC under the symbol "CPIM." The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 1999 and 2000.
	1999		2000
	High	Low	High	Low
First Quarter	--	--	19.00	2.75
Second Quarter	--	--	14.00	5.50
Third Quarter	--	--	6.87	0.59
Fourth Quarter	5.4736	5.1178	1.60	0.15

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 214 shareholders holders of record of the common stock as of January 2, 2001. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2000 or 1999. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

During the fourth quarter of the last fiscal year, the Company issued shares of its common stock without registration as a result of a private placement completed in September 2000. All such sales were disclosed in the Company's Report on Form 10-QSB for the quarter ended September 30, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain Statements in this Annual Report of Small Business Issuers on Form 10-KSB, particularly under this Item 6, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company to differ materially. Examples of forward-looking statements that involve risks and uncertainties include the Company's evaluation of the potential return on current investments as well as speculation regarding the future performance of newly appointed Board Members and Officers. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

Results of Operation

Revenues in 2000 were $151,627, as compared to revenues of $0 in the period from June 22, 1999 (the date of inception) to December 31, 1999 (hereinafter, "1999"). The increase in revenues was attributable to the fact that the Company did not have any operations for most of 1999, until it acquired Interactive ConEd.com, Inc. in November 1999. In 2000, the Company had cost of sales of $1,873,589, and a gross loss of ($1,721,962). In 2000, the Company recorded general and administrative expenses of $30,147,025, as compared to $810,235 in 1999. The significant increase in general and administrative expenses in 2000 as compared to 1999 was the result of the increased level of operations in 2000 as compared to 1999, and was further inflated due to significant noncash stock based compensation for employees and consultants in 2000.

The Company incurred net non-operating losses in 2000 of ($11,308,629) as compared to nonoperating income (interest) of $1,317 in 1999. The significant increase in non-operating losses in 2000 was the result of $10,081,284 in write-downs of assets acquired in 2000, and significant interest expense of $722,950 on capital raised in 2000. The Company incurred a net loss in 2000 of ($43,177,616) as compared to a net loss of ($808,918) in 1999. The substantial increase in the net loss was attributable to the Company's increased loss from operations as well as substantial write-downs to the carrying value of its assets.

The Company believes that its results from operations in 2000 are not indicative of the Company's results of operations in future periods due to an inability to raise capital to fund the operations. The Company terminated operations on January 27, 2001, and new management took over in August 2001. The current board has undertaken a review of the Company's prior operations, as well as its business strategy for future deals. It is unlikely that current management will attempt to continue the Company's prior operations since current management does believe that equity capital exists for the type of business in which the Company was previously engaged. Therefore, it is likely that the Company will acquire or be acquired by another company that is in a totally different line of business. The Company believes that its public trading status and fully-reporting status under the Exchange Act, combined with significant net operating loss carryforwards, may make it an attractive acquisition vehicle for another company that desires to become publicly traded. However, the Company's net operating loss carryforwards are likely to be lost or severely limited as part of any business combination.

Liquidity

As of December 31, 2000, the Company had a working capital deficit of ($2,098,728), and was in arrears on all of its obligations to vendors, employees and investors. The Company's working capital deficit has continued to deteriorate since year-end. In addition, the Company faces litigation to collect amounts owed by it from various parties.

At present, the Company has no active operations, and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto as Exhibit A are the Company's audited financial statements as of December 31, 2000, and for the year ended December 31, 2000 and the period from inception (June 22, 1999) to December 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:
Name	Age	Position
Robert J. Mottern	42	Chairman and CEO
Kevin Welch	40	Director, Secretary and Treasurer

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors. Pursuant to the Company's bylaws, the date of the annual meeting is to be determined by the current Board of Directors.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Robert J. Mottern, Chairman and Chief Executive Officer - Mr. Mottern has been the Company's Chairman and CEO since August 2001. Mr. Mottern principal occupation is as an attorney specializing in corporate and securities matters. Mr. Mottern has been a shareholder of Weizenecker, Rose, Mottern and Fisher, P.C. since July 2001. From April 2000 to June 2001, Mr. Mottern was a shareholder in Mottern, Fisher and Goldman, P.C. From June 1997 to March 2000, Mr. Mottern was a shareholder of Mottern, Fisher and Rosenthal, P.C. Prior to June 1997, Mr. Mottern was a partner in Mottern and Van Gelderen. Mr. Mottern graduated from the University of Missouri-Columbia with a B.S.B.A. in Economics in 1981. Mr. Mottern graduated from Stanford Law School with a J.D. degree in 1984.

Kevin Welch, Director, Secretary and Treasurer - Mr. Welch has served as a director and officer of the Company since August 2001. Since 1999, Mr. Welch has been a managing director of Emerging Growth Partners, Inc., a consulting firm specializing in mergers and acquisitions, and financial advice. From 1994 to 1999, Mr. Welch was an officer and director of Sutana Corporation and Novante Communications Corporation. Sutana Corporation is engaged in merchant banking venture capital for emerging growth companies. Novante Corporation is a financial consulting firm which advises on business and financing goals, strategic issues, and business opportunities. Mr. Welch graduated from the University of Southern California with a B.S. in Finance and is a graduate of the University's Entrepreneur program.

At this time, the board does not have any committees.

There are no family relationships among any of the officers or directors of the Company.

Section 16 Compliance

During 2000, Edward Z. Estrin, Gene Fein, Lawrence Ribley, Marvin Scaff, Gene Fein, and Molly E. Miles were appointed directors and/or officers of the Company, and as such were required to file a Form 3; however, the Company does not have any record of receipt of Form 3's by such officers. Ross A. Love, a director and officer of the Company, disposed of 286,300 shares of common stock in the Company, and the Company does not know if he filed a Form 4 reporting such disposition. The Company is not aware of any other events, including particularly the sale of any securities, that would have required the filing of any other forms required by Section 16 of the Securities Exchange Act of 1934 during the year 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation		Long-term Compensation
Name and Principal Position	Year	Salary ($)	Restricted Stock Award(s) $	Securities underlying options/SARs (#)
Roy Meadows, Chairman, President and Chief Executive Officer	2000 1999 1998	0 0 0	0 0 0	0 0 0
Ross A. Love, Chairman and Chief Executive Officer (1)	2000 1999 1998	$120,000 $23,077 0	0 0 0	4,500,000 0 0
Molly A. Miles, Chief Executive Officer (2)	2000 1999 1998	$100,000 0 0	120,000 0 0	2,500,000 0 0

(1) Mr. Love's compensation is based on an employment agreement which obligated the Company to pay him an annual salary of $120,000 per year. However, because of the Company's cessation of operations, not all of this amount was paid in 2000, and likely will not be paid.

(2) Ms. Miles' compensation is based on an employment agreement which obligated the Company to pay her an annual salary of $150,000 from May 2000. However, because of the Company's cessation of operations, not all of this amount was paid in 2000, and likely will not be paid. Pursuant to a consulting agreement dated April 28, 2000, Ms. Miles received a restricted stock award of 10,000 shares of common stock, which was valued at the closing price on that date of $12.00 per share.

Option/SAR Grants in Last Fiscal Year

Set forth below is the table required by Item 402(c) for each of the named executive officers:

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise Price or Base Price ($/Sh)	Market Price on Date of Grant	Expiration Date
Ross A. Love (2)	3,000,000	24.3%	$1.50	$4.50	December 31, 2009
Ross A. Love (3)	1,500,000	12.2%	$1.50	$4.50	December 31, 2009
Molly A. Miles (4)	2,228,265	18.1%	$1.00	$0.75	September 25, 2010
Molly A. Miles (5)	271,735	2.2%	$1.25	$0.75	September 25, 2010

(1) Based on 12,323,500 total options issued to officers and employees in 2000.

(2) The options vest pursuant to the following schedule: 1,500,000 shares on June 1, 2000; 250,000 shares on the first day of each calendar month for six calendar months commencing on July 1, 2000.

(3) The options vest pursuant to the following schedule: 250,000 shares on April 25, 2000, and 41,667 shares on the 25th day of each calendar month for 33 calendar months commencing on May 25, 2000.

(4) The options vest pursuant to the following schedule: 172,100 shares on September 25, 2000; 114,231 shares on each of October 17, 2000, November 17, 2000 and December 17, 2000; and 51,923 on the 17th day of each month commencing on January 17, 2001.

(5) The options vest pursuant to the following schedule: 36,232 shares on September 25, 2000; 12,077 shares on each of October 17, 2000, November 17, 2000 and December 17, 2000; 6,039 on the 17th day of each month commencing on January 17, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/SARs at Fiscal Year End (#) exercisable/unexercisable	Value of unexercised in-the-money options/SARs at Fiscal Year End ($) exercisable/unexercisable(1)
Ross A. Love	--	--	3,458,336/1,041,664	$0/$0
Molly A. Miles	--	--	587,257/1,912,743	$0/$0

(1) Based on a closing price of $0.21 per share at the end of fiscal 2000.

Employment and Deferred Compensation Agreements

Effective November 24, 1999, Ross Love entered into an Employment Agreement with the Company. The Employment Agreement provides that Mr. Love will serve as Chairman of the Board and Chief Executive Officer. The Employment Agreement provides for a base salary of $120,000. Mr. Love will also be eligible for annual bonuses under the terms of the Employment Agreement. The Employment Agreement provides that Mr. Love may receive incentive compensation consisting of stock options, restricted stock or any other type of compensation allowed under an approved incentive compensation plan. The Employment Agreement is subject to confidentiality and noncompete provisions.

In 2000, Molly Miles entered into an employment agreement with the Company. The Employment Agreement provides that Ms. Miles will serve as Chief Executive Officer. The Employment Agreement provides for a base salary of $150,000. The Employment Agreement provides that Ms. Miles may receive incentive compensation consisting of stock options, restricted stock or any other type of compensation allowed under an approved incentive compensation plan. The Employment Agreement is subject to confidentiality and noncompete provisions.

During 2000, the Company entered into substantially identical employment agreements with a number of officers and employees. The employment agreements generally provide for a base salary, a three year term, bonuses, eligibility for stock options, and are subject to noncompete and confidentiality provisions. The Company ceased operations on January 27, 2001, and is liable under the employment agreements for the full compensation to the employee. Set forth below is a summary of the employment arrangements with the officers and employees where the Company is obligated to pay compensation in excess of $100,000 per year:
Name	Title	Base Salary	No. of Options	Exercise Price
Gene Fein	President	$120,000	1,500,000	$1.50
Sam Estrin	Chief Technical Officer	$120,000	1,500,000	$1.50
Carl Allison	Senior Vice President, Finance	$120,000	100,000	$1.50
Craig Caryl	Senior Vice President, Production	$120,000	400,000	$1.50
Jonathan Loew	Executive Vice President, Business Development	$120,000	1,000,000	$1.50
Joey Quarles	Senior Vice President, Retail Sales and Marketing	$100,000	100,000	$1.50
Gail Rosenblum	Senior Vice President, Legal and Business Affairs	$120,000	100,000	$1.50

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year. The Company did not reprice any options or stock appreciation rights during the last fiscal year.

Compensation of Directors

The Company currently does not pay its directors any compensation for their services as directors, but would reimburse directors for any reasonable out-of-pocket expenses incurred in attendance at board meetings or any expenses generated in connection with the performance of services on the behalf of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of January 2, 2002, as to the Company's common stock beneficially owned by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Robert J. Mottern 1800 Peachtree Street, Suite 620 Atlanta, Georgia 30309	15,000,000	30.3%
Kevin Welch 468 North Camden Drive Suite 200 Beverly Hills, California 90210	15,000,000	30.3%
All Officers and Directors as a Group	30,000,000	60.6%

(1) Based upon 49,503,970 common shares issued and outstanding as of January 2, 2002.

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

On August 6, 2001, the Board of Directors of the Company approved an Agreement dated July 31, 2001 by and between the Company and Corpas Investors, LLC ("Investors"), under which the Company sold Investors 30,000,000 shares of common stock for $25,000. Investors is owned equally by Robert J. Mottern and Kevin Welch. Pursuant to the Agreement, Ross Love, the Company's sole officer and director, resigned. Mr. Mottern and Mr. Welch were appointed to the board of directors of the Registrant. Mr. Mottern was appointed chairman and chief executive officer. Mr. Welch was appointed treasurer, secretary and chief financial officer of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.
Exhibit Number	Description and Incorporation by Reference
2.1	Agreement and Plan of Merger effective November 22, 1999 (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (2)
3.4	Amendment to Bylaws (3)
4	Registration Rights Agreement (4)
10.1	Agreement dated July 31, 2001 by and between Corpas Investments, Inc. and Corpas Investors, LLC (5)
10.2	2000 Equity Incentive Compensation Plan (6)
10.3	Amendments to 2000 Equity Incentive Compensation Plan of Corpas Investments, Inc. by Written Consent of the Company's Board of Directors (7)
10.4	Form of 10.5% Redeemable Promissory Note (8)
10.5	Form of Common Stock Purchase Warrant accompanying 10.5% Redeemable Promissory Note (8)
22	Subsidiaries of the Registrant
24	Consent of Cuthill and Eddy, LLP

(1) Incorporated herein by reference and filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1999.

(2) Incorporated herein by reference and filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed on May 18, 1999.

(3) Incorporated herein by reference and filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(4) Incorporated by reference and filed as an exhibit to the Company's Annual Report on Form 10KSB, filed on April 14, 2000.

(5) Incorporated herein by reference and filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 2001.

(6) Incorporated herein by reference and filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333- 36862).

(7) Incorporated herein by reference and filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB/A for the period ended March 31, 2000, filed on June 14, 2000.

(b) Reports on Form 8-K. During the fourth quarter of 2000, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
CORPAS INVESTMENTS, INC.
Dated: January 21, 2002	/s/ Robert J. Mottern
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: January 21, 2002	/s/ Robert J. Mottern
Chairman

Dated: January 21, 2002	/s/ Kevin Welch
Director

EXHIBIT A

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and

Stockholders

Corpas Investments, Inc.

Beverly Hills, California

We have audited the accompanying balance sheet of Corpas Investments, Inc., a development stage entity, as of December 31, 2000 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from inception (June 22, 1999) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Corpas Investments, Inc. as of December 31, 1999, were audited by Meeks, Dorman and Company, P.A. whose report dated April 6, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corpas Investments, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended and for the period from inception (June 22, 1999) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cuthill and Eddy, LLP

September 19, 2001

Winter Park, Florida

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

BALANCE SHEET

DECEMBER 31, 2000
ASSETS
Current Assets:
Cash	$ 5,513
Accounts receivable, net of allowance for doubtful accounts of $29,430	16,500
Employee advances	5,540
Prepaid expenses	18,978
Total Current Assets	46,531

Fixed assets, net	85,161

Other assets:
Deposits	38,189

$ 169,881
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 761,584
Accrued payroll payable	134,100
Accrued interest payable	77,722
Accrued other expenses	61,853
Notes payable	1,066,000
Deferred revenue	44,000
2,145,259
Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 19,503,970 shares issued and outstanding	19,504
Additional paid in capital	42,001,252
Deficit accumulated during the development stage	(43,990,534)
Subscriptions receivable	(5,600)
(1,975,378)

$ 169,881

See notes to financial statements

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999
	2000	For the period from inception (June 22, 1999) to December 31, 1999	For the period from inception (June 22, 1999) to December 31, 2000

Revenue	$ 151,627	$ --	$ 151,627

Cost of sales	1,873,589	--	1,873,589

Gross profit (loss)	(1,721,962)	--	(1,721,962)

General and administration expense	30,147,025	810,235	30,957,260

Other income (expense):
Interest expense	(722,950)	--	(722,950)
Interest income	12,833	1,317	14,150
Loss on disposal of assets	(146,173)	--	(146,173)
Amortization of intangibles	(371,055)	--	(371,055)
Loss on write-down of assets	(10,081,284)	--	(10,081,284)
	(11,308,629)	1,317	(11,307,312)

Net loss	$(43,177,616)	$(808,918)	$(43,986,534)

Net loss per share	$(2.95)	$(.09)

Weighted average common shares outstanding	14,614,697	9,600,000

See notes to financial statements.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

STATEMENTS OF STOCKHOLDERS' DEFICIT

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

	Number of common Shares	Amount	Subscriptions receivable	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders' equity
Date of inception June 22, 1999	-	$ -	$ -	$ -	$ -	$ -
Shares issued to Corpas shareholders in reverse merger	4,000,000	4,000	-	-	(4,000)	-
Shares issued to ICE shareholders in reverse merger	5,600,000	5,600	(5,600)	-	-	-
Net loss	-	-	-	-	(808,918)	(808,918)
Balance at December 31, 1999	9,600,000	9,600	(5,600)	--	(812,918)	(808,918)
Stock retired	(600,000)	(600)	-	600	-	--
Stock sold, net of selling expenses of $912,799	5,337,470	5,337	-	3,146,197	-	3,151,534
Stock issued for the purchase of Planet Extreme	3,500,000	3,500	-	7,871,500	-	7,875,000
Stock issued in exchange for consulting services	1,256,500	1,257	-	786,462	-	787,719
Stock options issued for consulting services	-	-	-	3,964,000	-	3,964,000
Stock options exercised	400,000	400	-	599,600	-	600,000
Stock issued for the purchase of domain name	10,000	10	-	49,990	-	50,000
Stock warrants issued for consulting services	-	-	-	1,221,000	-	1,221,000
Stock warrants issued to debt holders	-	-	-	2,957,312	-	2,957,312
Stock options granted to employees and directors	-	-	-	21,404,591	-	21,404,591
Loss for the year ended December 31, 2000	-	-	-	-	(43,177,616)	(43,177,616)
Balance at December 31, 2000	19,503,970	$19,504	$(5,600)	$42,001,252	$(43,990,534)	$(1,975,378)

See notes to financial statements.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999
	2000	For the period from inception (June 22, 1999) to December 31, 1999	For the period from inception (June 22, 1999) to December 31, 2000
Cash flows from operating activities:
Net loss	$ (43,177,616)	$ (808,918)	$ (43,986,534)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	409,165	4,658	413,823
Amortization of deferred interest	638,670	-	638,670
Common stock issued for services	787,719	-	787,719
Common stock options issued for services	3,964,000	-	3,964,000
Common stock warrants issued for services	1,221,000	-	1,221,000
Employee stock option plan expense	21,404,591	-	21,404,591
Loss on disposal of property and equipment	138,006	-	138,006
Loss on disposal of intangible asset	41,667	-	41,667
Loss on write-down of -assets	10,081,284	-	10,081,284
Net changes in assets and liabilities:
Accounts receivable	(16,500)	-	(16,500)
Employee advances	9,960	(15,500)	(5,540)
Prepaid expenses	(18,978)	-	(18,978)
Other assets	(38,189)	-	(38,189)
Accounts payable	639,443	126,880	766,323
Deferred credits	44,000	-	44,000
Accrued expenses	220,259	53,416	273,675
Net cash used by operating activities	(3,651,519)	(639,464)	(4,290,983)

Cash flows from investing activities:
Purchase of property and equipment	(155,458)	(102,403)	(257,861)
Purchase of intangible assets	(157,927)	(60,250)	(218,177)
Purchase of Planet Extreme	(45,000)	--	(45,000)
Net cash used by investing activities	(358,385)	(162,653)	(521,038)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,012,696	1,738,838	3,751,534
Proceeds from issuance of long-term debt	1,066,000	--	1,066,000
Net cash provided by financing activities	3,078,696	1,738,838	4,817,534

Net increase (decrease) in cash and equivalents	(931,208)	936,721	5,513
Cash, beginning of period	936,721	--	--
Cash, end of period	$ 5,513	$ 936,721	$ 5,513

Supplemental information:
Non cash investing and financing activities:
Issuance of stock for acquisition of Planet Extreme	$ 7,875,000	$ --	$ 7,875,000
Issuance of stock for domain names	$ 50,000	$ --	$ 50,000
Issuance of common stock warrants for interest on notes payable	$ 2,957,312	$ --	$ 2,957,312

See notes to financial statements.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

  Nature of operations and summary of significant accounting policies:

Nature of operations:

Corpas Investments, Inc. (the "Company"), a development stage entity, was established to conduct business under the name of "MediaWebcast" and as an international distributor and licensor of entertainment programming through a range of distribution channels such as broadcast television, cable television, satellite television, the Internet, home video and DVD. The Company was to focus its efforts on targeting entertainment/educational properties in five broad genres - sports, comedy, health, music and general entertainment. The Company is now a blank - check company and is currently looking for acquisition opportunities.

Fixed assets:

Fixed assets are stated at cost. Depreciation is provided for fixed assets over the estimated useful lives of the assets using a straight-line method over a five year period.

Income taxes:

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising:

Advertising costs are expensed as incurred. Advertising expense was $12,934 and $0 for the years ended December 31, 2000 and 1999, respectively.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

  Nature of operations and summary of significant accounting policies - continued:

Earnings per share:

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computation were as follows:

	2000	1999
Basic EPS	14,614,697	9,600,000
Diluted EPS	14,614,697	9,600,000

Fair value of financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximates fair value due to the relatively short maturity of these instruments.

Stock-based compensation plans:

The Company adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company values stock options based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest.

Recent accounting pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and No. 142 Goodwill and Other Intangibles" ("SFAS 142"). SFAS 141 and 142 are effective for the Company on July 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also established specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be limited to forty years. The Company is currently assessing the impact of these statements.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

2. Significant uncertainties and management's plans to overcome operating difficulties and meet cash requirements:

As shown in the accompanying financial statements, the Company has experienced significant operating losses in the amount of $43,986,534 and negative cash flow from operations since inception in the amount of $4,290,983. Since inception, the Company has generated limited revenues and reported net operating losses and negative cash flows from operating activities for each period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company for the current year and beyond include pursuing the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide the necessary cash flow and net income to sustain the Company.

While the Company believes that its plans to enter into a business combination have the reasonable capability of improving the Company's financial situation, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.

3. Acquisitions:

The Company was incorporated on June 22, 1999 in the state of Delaware as Interactive ConEd.Com, Inc. ("ICE") for the purpose of utilizing the Internet as a tool for satisfying the healthcare industry's need for online access to healthcare education, training and testing materials. On November 24, 1999, the Company entered into a reverse merger agreement with Corpas Investments, Inc., a publicly traded Florida Corporation, and changed its name to Corpas Investments, Inc.

Corpas Investments, Inc. (the "Florida Corporation") was incorporated on May 19, 1988 . Corpas had been in the development stage since inception, and its activities had been limited to organization and capital formation. In the reverse merger, Corpas issued one share of stock for each one share of ICE common stock outstanding as of the merger date. This resulted in 5,600,000 shares of common stock being issued to the stockholders of ICE. For accounting purposes, the merger has been treated as a recapitalization of ICE. The Florida corporation is the surviving legal entity and the stock reflects the legal entity's stock balance as of December 31, 1999. Losses from operations for ICE are included in the statement of operations for the period from June 22, 1999 through December 31, 1999.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

3. Acquisitions - continued:

On March 6, 2000, the Company closed on the purchase of Planet Extreme Ltd. ("Planet Extreme") a leading distributor of extreme sports content around the world. Projects of Planet Extreme include Planet Extreme.com, the Planet Extreme Film Festival, Planet Extreme Championships and Extreme Distribution. The transaction was recorded using the purchase method of accounting. The Company purchased certain assets of Planet Extreme for $45,000 in cash, and 3,500,000 shares of common stock valued at $2.25 per share or $7,875,000. From the total purchase price of $7,920,000, $6,207 was allocated to fixed assets and $7,913,793 was allocated to goodwill. Goodwill was originally being amortized on a straight-line basis over 20 years. The goodwill was revalued to $0 at December 31, 2000, based on the Company's discontinued operations in January 2001. See Note 12 - Subsequent Events.

4. Fixed assets:

Fixed assets consisted of the following:

	December 31, 2000	Estimated useful lives

Computer equipment	$ 75,816	5 Years
Computer software	2,222	5 Years
Telephone equipment	21,663	5 Years
Total fixed assets	99,701
Less: accumulated depreciation	(14,540)
	$ 85,161

Depreciation expense for fixed assets was $38,110 and $2,791 for the years ended December 31, 2000 and 1999, respectively.

5. Intangible assets:

The Company had amortization expense of $371,055 for the year ended December 31, 2000 related to the amortization of goodwill and its website development costs which were being amortized on a straight-line basis over 20 years and 5 years, respectively. The goodwill and website development costs were written-off as a fourth quarter adjustment (see Note 11).

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

6. Notes payable and deferred interest:

During the year ended December 31, 2000, the Company issued $1,066,000 of 10.5% redeemable promissory notes due February 20, 2001. Warrants to purchase one share of the Company's common stock have been issued for each $3.00 of principal of the notes. Warrants are exercisable at a price of $2.00 per share and 355,343 warrants were outstanding at December 31, 2000. The warrants were valued at $2,957,312 at date of grant using an option pricing model. Deferred interest of $2,957,312 was also recorded to reflect the discount related to these notes. This discount was being amortized over the three-year life of the warrant. Interest expense relating to these notes amounted to $638,670 for the year ended December 31, 2000. The balance of deferred interest was written-off as a fourth quarter adjustment (see Note 11.)

As of February 20, 2001, the Company defaulted on the terms underlying the repayment of its promissory notes.

7. Deferred revenue:

On November 30, 2000, the Company entered into a distribution agreement where the distributor would have exclusive distribution rights to certain videos produced by the Company. The term of the agreement would be for three years. The distributor paid the Company $12,500 for each title selected for distribution and had paid the Company $37,500 as of December 31, 2000. The Company would earn royalties for each video sold. No royalty income had been earned as of December 31, 2000.

8. Income taxes:

At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $11,500,000 available as offsets against future taxable income. The net operating loss carryforwards expire during the year 2020. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership. The tax benefit of these losses of approximately $4,300,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

8. Income taxes - continued:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:

	2000	1999
Deferred tax assets:
Stock options and warrants	$ 9,500,000	$ --
Write-down of goodwill	2,994,000	--
Net operating loss	4,308,000	319,000
	16,802,000	319,000
Less: valuation allowance	(16,802,000)	(319,000)
Deferred tax liabilities	-	-
Net deferred tax asset	$ -	$ -

The net change in the valuation allowance was approximately $16,483,000 relating to stock options and warrants, the write-down of goodwill, and net operating losses from 2000.

9. Stockholders' equity:

As part of the Company's reverse merger (See Note 3), Corpas Investments, Inc. had 4,000,000 shares of $.001 par value common stock outstanding. Interactive Con-Ed.com, Inc. ("ICE") had 5,600,000 shares of $.001 par value common stock outstanding which had not been paid for and were reflected as subscriptions receivable of $5,600. Corpas Investments, Inc. issued one share of common stock for each one share of ICE stock outstanding. For accounting purposes, the merger has been treated as a recapitalization of ICE.

During the year ended December 31, 2000, the Company issued 5,337,470 shares of common stock in connection with three offerings. The first private offering, which took place in the first quarter of the year, was to raise $2,025,000 by issuing 1,350,000 shares at $1.50 per share. The Company raised $2,001,221 less offering costs of $411,636 and issued 1,361,245 shares of common stock. A second offering took place in August 2000 resulting in the issuance of 300,000 shares of the Company's common stock, issued in October 2000, at a price of $0.75 per share with gross proceeds to the Company of $225,000. The consultants were paid $13,500 related to the offering. A third offering took place in August 2000, issued in October 2000, as the result of a consulting agreement disclosed in Note 10. The Company raised $1,500,500 through the issuance of 3,001,000 shares of common stock at $.50 per share. The Company also paid consultants $150,050 and issued them 675,225 shares of common stock valued at $337,613 for their services related to the third private offering.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

9. Stockholders' equity - continued:

The Company issued 3,500,000 shares of common stock valued at $7,875,000 for the purchase of Planet Extreme during the year ended December 31, 2000. (See Note 3.) The Company also issued 10,000 shares of common stock valued at $50,000 for the purchase of a domain name during the year.

On March 24, 2000, the Company issued 224,000 shares of common stock valued at $336,000 for consulting services. On May 2, 2000, the Company also issued 400,000 stock options to a consultant valued at $4,564,000 at the date of grant, which were exercised at $1.50 per share raising $600,000.

On October 9, 2000, the Company entered into a consulting agreement to assist in the search for merger and acquisition candidates. The consultant was paid 32,500 shares of common stock valued at $14,300 upon acceptance of the agreement and was to be paid 5% of the total value of any transaction consummated.

On November 29, 2000, the Company issued 1,000,000 shares of common stock to a consultant in connection with a one-year contract to provide consulting related to the creation of the Company's Fox programming. The transaction was valued at $437,419 or $.44 per share.

In accordance with the reverse merger between Corpas and ICE, the Company also repurchased 600,000 shares of common stock from one of the founding stockholders for $350,000 which were included as selling expenses in the Company's first private offering.

Employee stock option plan:

The Company entered into an Equity Incentive Compensation Plan "the Plan" in the year 2000. The plan enables eligible employees and independent contractors to receive incentive stock options. The majority of the options vest over three years and expire 10 years after the date of the grant. After three months of employment, one-twelfth of the total number of options vests. An additional one-thirty-sixth vests each month thereafter. Two executives had options prior to the Equity Incentive Plan that vest over six and nine month periods.

The Company adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company values stock options based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Compensation expense amounted to $21,404,591 for the year ended December 31, 2000. The Company has 12,637,500 employee stock options outstanding at December 31, 2000, with approximately 50% of that balance vested. Option prices range from $1.00 to $1.50.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

9. Stockholders' equity - continued:

Estimates of fair values of stock options on the grant dates were computed using the Black-Scholes option-pricing model based on the following assumptions:

Expected price volatility	180%
Risk-free interest rate	6.4%
Expected dividends	none
Expected life of stock options	10 years

A summary of the status of stock options for the year ended December 31, 2000 is presented below:

	Number of shares under option	Weighted average exercise price
Shares:
Granted	13,037,500	$ 1.37
Exercised	_____(400,000)	____1.50
Total shares under option at December 31, 2000	____12,637,500	$ 1.37
Options vested and exercisable at December 31, 2000	6,081,628	$ 1.37

Outstanding warrants:

On November 15, 1999, the Company entered into a one-year consulting agreement for investor relations services. Under the terms of the agreement, the Company agreed to issue to the consultant a warrant exercisable for a total of 300,000 shares of common stock at the following exercise prices: 100,000 shares at $12.00 per share; 100,000 shares at $15.00 per share; and 100,000 shares at $18.00 per share. On October 11, 2000, the Company extended its agreement through November 24, 2001 and issued 300,000 more warrants exercisable at the following prices: 100,000 shares at $4.00; 100,000 shares at $5.00; and 100,000 shares at $6.00. The warrants were issued as compensation for the extension. The warrants were not charged to expense since the warrants were issued at exercise prices in excess of fair market value.

On February 28, 2000, the Company entered into a Financial Advisory Agreement for advice regarding business and finance activities. As consideration for such services and the payment of $10.00 by the consultant, the Company issued a common stock purchase warrant exercisable for a period of 5 years from February 28, 2000 for an aggregate of 500,000 shares of the Company's common stock at the following prices: 300,000 shares at $1.00 per share; 100,000 shares at $2.00 per share; and 100,000 shares at $4.00 per share. The warrants were valued at $1,221,000 at the date of grant.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

9. Stockholders' equity - continued:

The Company also has 355,343 warrants outstanding in connection with its 10.5% redeemable promissory note debt offering. These warrants are exercisable at $2.00 for a three year period ending February 20, 2003. The Company has recorded the warrant value as deferred interest and additional paid-in capital of $2,957,312 on the balance sheet. The Company had incurred $638,670 of interest expense during the year ended December 31, 2000 and wrote-off the remaining balance as a fourth quarter adjustment (See Note 11).

10. Commitments and contingencies:

Leases:

The following is a schedule by years of future minimum rental payments required under operating leases for property on which the offices are located:

Minimum Commitments
Year ended December 31
2001	$ 145,085
2002	132,819
2003	______33,549
Total minimum payments required	$____311,453

Lease expense amounted to $111,144 and $4,181 for the years ended December 31, 2000 and 1999, respectively.

The Company defaulted on the terms underlying its leases in December 2000.

Consulting agreements:

On November 22, 1999, the Company entered into a content provider and services agreement with a company who would provide management and consulting services and certain medical content material to the Company for a five-year period. In exchange for these services and materials, the Company would issue 224,000 shares of common stock, 112,000 options within 60 days of signing, and 112,000 options upon the procurement of 5,000 registered physician members. The agreement also called for the payment of $1,000,000 payable in monthly installments of $16,667 beginning December 1, 1999 for 60 months. On March 24, 2000, the Company issued 224,000 shares of common stock valued at $336,000. The Company made payments of $50,000 on the $1,000,000 payable and determined they would not continue the agreement due to the change in the Company's business plan to a distributor and licensor of entertainment programming. On January 17, 2001, the Company and the consultant signed a letter terminating this agreement. No liabilities have been recorded at December 31, 2000 related to this agreement and options under this agreement are not included as outstanding at December 31, 2000.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

10. Commitments and contingencies - continued:

On January 26, 2000 the Company entered into a consulting agreement with an individual (the "Consultant"). The Consultant would serve as Vice President of New Business Development of the Company, and would research, identify, evaluate and provide content to be used by the Company in its capacity as a medical internet site. For services provided, the Company agreed to issue 150,000 shares of the Company's common stock in monthly increments over two years. In addition, the Company agreed to grant the Consultant options for an aggregate of 200,000 shares of common stock, which vest in equal monthly increments over a period of two years. The exercise price of the options is $2.75 per share. The agreement also provided for options for an aggregate of 1,000,000 shares of common stock, exercisable at $2.75 per share, that will vest and be exercisable as follows: (a) 50,000 shares for each exclusive 15 hours of usable video footage, or 15,000 shares for less than 15 hours; and (b) 25,000 shares for each non-exclusive 15 hours of usable video footage, or 10,000 shares for less than 15 hours. Any of the 1,000,000 options granted under the consulting agreement that have not vested lapse on January 26, 2002, unless renewed for successive one-year terms. On January 17, 2001, the Company and the consultant signed a letter terminating this agreement due to the change in the Company's business plan to a distributor and licensor of entertainment programming. No liabilities have been recorded at December 31, 2000 related to this agreement and options under this agreement are not included as outstanding at December 31, 2000.

On June 28, 2000, the Company entered into an agreement with Fox Sports Net ("Fox") to provide four separate Extreme Sports series (52 weeks each). The agreement was such that Media Webcast would provide the series and pay a distribution fee to Fox of $7,500 per episode per series. In exchange for the programming, Media Webcast would receive eight 30-second units of commercial inventory time. As of December 31, 2000, the Company had a balance due Fox Sports Net of $225,000.

On July 21, 2000 the Company entered into a consulting agreement whereby the Consultant would assist the Company in securing capital in the amount of $8,000,000. In return for services provided the Consultant will be compensated at the time of funding $75,000 per million received, with any less amount to be pro-rated and adjusted proportionately for its consulting services. No funding has ever resulted from this agreement.

On August 8, 2000, the Company entered into a non-exclusive placement agreement with a consultant to pay a 6% fee on any money raised by the consultant, with financing anticipated between $100,000 and $2,500,000. The agreement resulted in the raising of $225,000 at an offering price of $.75 per share and the issuance of 300,000 shares. The consultants were paid $13,500 related to the financing. No further financing has been received under this agreement.

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

10. Commitments and contingencies - continued:

On August 10, 2000, the Company entered into an agreement for non-exclusive financial advisory services pursuant to which the Consultant assisted the Company in analyzing and assessing alternatives for raising capital and in formulating the optimum strategy to meet immediate working capital and capital resources needs in an aggregate amount of $1,500,500. As consideration for such services, the Consultant received: (a) monetary compensation equal to ten per cent (10%) of funding received by the Company, in an aggregate amount of $150,050 and (b) an aggregate of 675,225 shares of the Company's common stock (valued at $0.50 per share) for each $100,000 of funding received by the Company. No further financing has been received under this agreement.

On September 19, 2000, the Company entered into a consulting agreement to introduce key market makers and consultants to the Company. Upon execution of the agreement, the Company paid the consultant $8,000, and as further consideration agreed to issue 30,000 shares of common stock to the consultant. The stock had not been issued at December 31, 2000.

Employment agreements:

The Company has three-year employment agreements with several members of its executive management, expiring from December 2002 through September 2003. All but two of the agreements include termination clauses stating that upon termination of the executive without cause, the Company shall pay the executive unpaid salary through the date of termination and an amount equal to one-half the annual base salary as a termination payment. The Company discontinued its operations on January 27, 2001. Based on this subsequent event, future commitments under the employment agreements were as follows:

2001	$ 813,332
2002	230,000
2003	___119,583
$_1,162,915

CORPAS INVESTMENTS, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED DECEMBER 31, 2000

AND PERIOD FROM INCEPTION (JUNE 22, 1999) TO DECEMBER 31, 1999

11. Fourth quarter adjustment - Impairment of Long-Lived Assets:

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") requires that assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the Company's discontinued operations in January 2001, it was determined that the carrying amounts of goodwill, deferred interest, and website development would not be recovered and were written-off during the fourth quarter of 2000. The following is a detail of the loss on write-down of assets:

Loss on write-down of goodwill	$ 7,579,510
Loss on write-down of deferred interest	2,318,642
Loss on write-down of website	_____183,132
$ 10,081,284

During the quarter ended June 30, 2000, the Company recorded about $600,000 in revenue arising out of barter agreements for advertising. However, as a result of the Company's subsequent cessation of operations, and the fact that the barter arrangements were nonassignable, the Company determined that the advertising rights could not be utilized, and therefore the revenues were reversed in the fourth quarter of 2000.

12. Subsequent events:

On January 22, 2001, a suit was filed against the Company in Los Angeles, California for failure to pay rent on the Company's office leases. Rent expense of approximately $12,000 had been accrued in the accompanying financial statements as of December 31, 2000. On April 2, 2001, the Company was notified that the landlord had claimed the security deposit of $30,973 for payment on the leases.

On January 27, 2001, the Company discontinued its operations due to a lack of funding.

On March 8, 2001, National Sports Partners "NSP" (d/b/a Fox Sports Net) filed a lawsuit against the Company in Los Angeles, California alleging breach of contract in connection with the licensing, distribution and production of an extreme sports television series. NSP is seeking damages of $345,000, along with an unspecified amount of compensatory damages, including loss of profits and pre-judgment interest.

On August 6, 2001, the Company approved an agreement under which 30,000,000 shares of common stock were sold for $25,000. The stock was purchased by an LLC owned equally by two investors. Pursuant to the agreement, the Company's remaining sole officer and director resigned. The two investors were appointed to the Board of Directors and also appointed officers. The purpose of the transaction was that the new management would seek and acquire an operating entity desiring to become a public company through a reverse merger.