Form 10QSB
period 2001-03-31
CORPAS INVESTMENTS INC
filed 2002-01-23
CIK 1085781

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

Commission File No: 0-30100

CORPAS INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2890565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Peachtree Street

Suite 620

Atlanta, Georgia 30309

(404) 365-9799

(Address, including zip code, and telephone number, including area code, of

Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____; No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,503,970 shares of its Common Stock, $0.001 par value, as of January 18, 2002.

Transitional Small Business Disclosure Format: ____ Yes; X No

CORPAS INVESTMENTS, INC.

FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONDENSED BALANCE SHEETS

March 31, 2001 (Unaudited) and December 31, 2000 (Audited)
	MARCH 31, 2001 (Unaudited)	DECEMBER 31, 2000 (Audited)
ASSETS
Current assets:
Cash	$ 3,102	$ 5,513
Accounts receivable, net	-	16,500
Employee advances	-	5,540
Prepaid expenses	22,800	18,978
Total current assets	25,902	46,531

Property and equipment, net	85,161	85,161

Other assets:
Deposits	-	38,189
	$ 111,063	$ 169,881

Unaudited -- See accompanying notes to condensed financial statements.

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONDENSED BALANCE SHEETS

March 31, 2001 (Unaudited) and December 31, 2000 (Audited) (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,006,445	$ 761,584
Accrued payroll payable	288,700	134,100
Accrued interest payable	106,333	77,722
Accrued other expenses	66,766	61,853
Notes payable	1,066,000	1,066,000
Deferred revenue	44,000	44,000
Total current liabilities	2,578,244	2,145,259

Stockholders' equity:
Common stock	19,504	19,504
Additional paid-in capital	43,731,431	42,001,252
Deficit accumulated during the development stage	(46,212,516)	(43,990,534)
Subscriptions receivable	(5,600)	(5,600)
Total stockholders' equity	(2,467,181)	(1,975,378)
	$ 111,063	$ 169,881

Unaudited -- See accompanying notes to condensed financial statements.

CORPAS INVESTMENTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2001 and 2000, and Period from Inception (June 22, 1999) to March 31, 2001 (Unaudited)
	THREE MONTHS ENDED MARCH 31, 2001	THREE MONTHS ENDED MARCH 31, 2000	June 22, 1999 (Date of Inception) to March 31, 2001
REVENUES:	$ -	$ 8,000	$ 151,627
COSTS AND EXPENSES:
Cost of sales	127,570	-	2,001,159
Operating expenses	2,064,221	970,000	33,021,481
TOTAL COSTS AND EXPENSES:	2,191,791	970,000	35,022,640

OTHER INCOME (EXPENSE)
Interest income	3	2,000	14,150
Interest expense	(30,194)	(8,000)	(753,141)
Amortization expense	-	-	(371,055)
Loss on write-down of assets	-	-	(10,081,284)
Loss on disposal of assets	-	-	(146,173)
NET OTHER INCOME (EXPENSE)	(30,191)	(6,000)	(11,337,503)
NET LOSS	$(2,221,982)	$ (968,000)	$ (46,208,516)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,503,970	10,775,000
NET LOSS PER SHARE	$ (.11)	$ (.09)

Unaudited -- See accompanying notes to condensed financial statements.

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2001 and 2000, and Period from Inception (June 22, 1999) to March 31, 2001 (Unaudited)
	THREE MONTHS ENDED MARCH 31, 2001	THREE MONTHS ENDED MARCH 31, 2000	June 22, 1999 (Date of Inception) to March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,221,982)	$ (968,000)	$ (46,208,516)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	-	85,000	413,823
Amortization of deferred interest	-	-	638,670
Common stock issued for services	-	336,000	787,719
Common stock options issued for services	-	-	3,964,000
Common stock warrants issued for services	-	-	1,221,000
Employee stock option plan expense	1,730,179	-	23,134,770
Loss on disposal of property and equipment	-	-	138,006
Loss on disposal of intangible asset	-	-	41,667
Loss on write-down of assets	-	-	10,081,284
Net changes in assets and liabilities	489,392	(485,000)	1,494,183
Net cash flows used in operating activities	(2,411)	(1,032,000)	(4,293,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(89,000)	(257,861)
Purchase of Planet Extreme	-	-	(45,000)
Purchase of intangible assets	-	(35,000)	(218,177)
Net cash used by investing activities	-	(124,000)	(521,038)

Unaudited-See accompanying notes to condensed financial statements

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2001 and 2000, and Period from Inception (June 22, 1999) to March 31, 2001 (Unaudited) (Continued)
	THREE MONTHS ENDED MARCH 31, 2001	THREE MONTHS ENDED MARCH 31, 2000	June 22, 1999 (Date of Inception) to March 31, 2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	380,000	3,751,534
Issuance of notes payable	-	636,000	1,066,000
Costs of issuance of common stock	-	(412,000)	-
Net cash flows from financing activities	-	604,000	4,817,534

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,411)	(552,000)	3,102
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	5,513	937,000	-
CASH AND CASH EQUIVALENTS END OF PERIOD	$ 3,102	$ 385,000	$ 2,957,312
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Stock issued for domain name	$ -	$ 50,000	$ 50,000
Acquisition of Planet Extreme	$ -	$ 7,875,000	$ 7,875,000
Issuance of common stock warrants	$ -	$ -	$ 2,957,312

Unaudited-See accompanying notes to condensed financial statements

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial statements included herein have been prepared by Corpas Investments, Inc. ("Corpas" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000, and the notes thereto, included in the Company's Form 10-KSB.

The unaudited financial statements included herein include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Actual results could differ from those estimated.

NOTE 2 - RECENT ACCOUNT PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). SFAS 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The provisions of SFAS 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. The Company's adoption of SFAS 141 will not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Asses" (SFAS 142"). SFAS 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142, if any, are to be reported as a cumulative affect of a change in accounting principle. The Company's adoption of SFAS 142 will not have a material impact on the Company's financial position or results of operations.

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - RECENT ACCOUNT PRONOUNCEMENTS - CONTINUED:

The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the impact of this pronouncement on the results of operations and financial position of the Company, but currently believes the impact will not be material.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes Accounting Principle Board Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("ABP 30"). However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the impact of this pronouncement on the results of operations and financial position of the Company, but currently believes the impact will not be material.

NOTE 3 - SUBSEQUENT EVENTS:

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

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

On January 10, 2002, the board of directors approved a 1 for 150 reverse split of the Company's common stock. The reverse split was effective as of the close of business on January 21, 2002. Any fractional shares were rounded up to the nearest whole shares. Under Florida law, the reverse split had the effect of causing a proportional reduction in the number of authorized shares of common stock from 50,000,000 to 333,333. On January 21, 2002, the board of directors and the holders of a majority of common stock approved a resolution to amend the Company's articles of incorporation to increase the number of authorized shares of common stock to 75,000,000. The amendment to the Company's articles of incorporation will become effective in early February 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

The Company ceased operations effective January 27, 2001 as a result of an inability to obtain additional capital to continue the development of its internet business. During the three months ended March 31, 2001, the Company had no revenues.

During the three months ended March 31, 2001, the Company incurred costs and expenses of $2,191,791, as compared to costs and expenses of $970,000 during the three months ended March 31, 2000. The increased costs and expenses in the current period was the result of the accrual of costs under long term agreements associated with the Company's cessation of operations during the period. During the three months ended March 31, 2001, the Company had a net loss of ($2,221,982), or ($0.11) per share, as compared to a net loss of ($968,000), or ($0.09) per share, in the three months ended March 31, 2000. The higher net loss was the result of higher costs and expenses. The Company's net loss per share did not increase as much as its net loss as a result of higher weighted average shares outstanding during the current period.

The Company believes that its results from operations in the three months ended March 31, 2001 are not indicative of the Company's results of operations in future periods. The Company's entire board of directors and officers were replaced in 2001. Current management has undertaken to bring the Company's books and records up to date, to file all delinquent securities filings, and to locate a viable entity to enter into a business combination with the Company, which is the only means by which shareholders and creditors will realize any value from the Company.

Liquidity and Capital Resources

As of March 31, 2001, the Company had cash and cash equivalents of $3,102, as compared to cash of $5,513 as of December 31, 2000. As of March 31, 2001, the Company had a net working capital deficit of ($2,552,342), as compared to a net working capital deficit of ($2,098,728) as of December 31, 2000. The primary reason for the decline in working capital during the period was the accrual of additional liabilities arising out of the Company's cessation of operations on January 27, 2001.

As of March 31, 2001, the Company was dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred substantial net operating losses during its existence, and had significant unpaid accounts payable and accrued liabilities. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

The Company is in default promissory notes with an original principle amount of $1,066,000 as a result of the failure to make scheduled payments thereon. The Company plans to make an offer to the holders of such promissory notes to exchange their notes for shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

The Company filed a Form 8-K dated January 10, 2001 reporting in Item 9 on the signing of a letter of intent with LaSalle Technology, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORPAS INVESTMENTS, INC.
Date: January 23, 2002	/s/ Robert J. Mottern
By: Robert J. Mottern, Chief Executive Officer