Form 10QSB
period 2001-06-30
CORPAS INVESTMENTS INC
filed 2002-01-24
CIK 1085781

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

CORPAS INVESTMENTS, INC.

FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONDENSED BALANCE SHEETS

June 30, 2001 (Unaudited) and December 31, 2000 (Audited)
	JUNE 30, 2001 (Unaudited)	DECEMBER 31, 2000 (Audited)
ASSETS
Current assets:
Cash	$ 3,102	$ 5,513
Accounts receivable, net	-	16,500
Employee advances	-	5,540
Prepaid expenses	3,900	18,978
Total current assets	7,002	46,531

Property and equipment, net	85,161	85,161

Other assets:
Deposits	-	38,189
	$ 92,163	$ 169,881

Unaudited -- See accompanying notes to condensed financial statements.

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONDENSED BALANCE SHEETS

June 30, 2001 (Unaudited) and December 31, 2000 (Audited) (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,006,445	$ 761,584
Accrued payroll payable	596,200	134,100
Accrued interest payable	134,944	77,722
Accrued other expenses	106,191	61,853
Notes payable	1,066,000	1,066,000
Deferred revenue	44,000	44,000
Total current liabilities	2,953,780	2,145,259

Stockholders' equity:
Common stock	19,504	19,504
Additional paid-in capital	45,110,766	42,001,252
Deficit accumulated during the development stage	(47,986,287)	(43,990,534)
Subscriptions receivable	(5,600)	(5,600)
Total stockholders' equity	(2,861,617)	(1,975,378)
	$ 92,163	$ 169,881

Unaudited -- See accompanying notes to condensed financial statements.

CORPAS INVESTMENTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENT OF OPERATIONS

Six Months Ended June 30, 2001 and 2000, and Period from Inception (June 22, 1999) to June 30, 2001 (Unaudited)
	SIX MONTHS ENDED JUNE 30, 2001	SIX MONTHS ENDED JUNE 30, 2000	June 22, 1999 (Date of Inception) to June 30, 2001
REVENUES:	$ -	$ 712,917	$ 151,627
COSTS AND EXPENSES:
Cost of sales	127,570	1,173,518	2,001,159
Operating expenses	3,809,380	7,636,335	34,766,640
TOTAL COSTS AND EXPENSES:	3,936,950	8,809,853	36,767,799

OTHER INCOME (EXPENSE)
Interest income	--	4,445	14,150
Interest expense	(58,803)	(450,006)	(781,753))
Amortization expense	--	--	(371,055)
Loss on write-down of assets	--	--	(10,081,284)
Loss on disposal of assets	--	--	(146,173)
NET OTHER INCOME (EXPENSE)	(58,803)	(445,561)	(11,366,155)
NET LOSS	$(3,995,753)	$(8,542,497)	$ (47,982,287)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,503,970	13,744,452
NET LOSS PER SHARE	$ (.20)	$ (.62)

Unaudited -- See accompanying notes to condensed financial statements.

CORPAS INVESTMENTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2001 and 2000 (Unaudited)
	THREE MONTHS ENDED JUNE 30, 2001	THREE MONTHS ENDED JUNE 30, 2000
REVENUES:	$ -	$ 704,917
COSTS AND EXPENSES:
Cost of sales	-	1,173,518
Operating expenses	1,745,159	5,113,107
TOTAL COSTS AND EXPENSES:	1,745,159	6,286,625

OTHER INCOME (EXPENSE)
Interest income	-	2,313
Interest expense	(28,612)	(374,823)
Amortization expense	-	-
Loss on write-down of assets	-	-
Loss on disposal of assets	-	-
NET OTHER INCOME (EXPENSE)	(28,612)	(372,510)
NET LOSS	$(1,773,771)	$(5,954,218)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,503,970	16,609,846
NET LOSS PER SHARE	$ (.09)	$ (.36)

Unaudited -- See accompanying notes to condensed financial statements.

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2001 and 2000, and Period from Inception (June 22, 1999) to June 30, 2001 (Unaudited)
	SIX MONTHS ENDED JUNE 30, 2001	SIX MONTHS ENDED JUNE 30, 2000	June 22, 1999 (Date of Inception) to June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,995,753)	$ (10,542,497)	$ (47,982,287)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	-	165,652	413,823
Amortization of deferred interest	-	424,832	638,670
Common stock issued for services	-	5,336,000	787,719
Common stock options issued for services	-	-	3,964,000
Common stock warrants issued for services	-	3,123,497	1,221,000
Employee stock option plan expense	3,109,514	-	24,514,105
Loss on disposal of property and equipment	-	-	138,006
Loss on disposal of intangible asset	-	-	41,667
Loss on write-down of assets	-	-	10,081,284
Net changes in assets and liabilities	883,828	322,741	1,888,619
Net cash flows used in operating activities	(2,411)	(1,169,775)	(4,293,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Planet Extreme, Ltd.	-	(45,000)	(45,000)
Purchase of property and equipment	-	(116,808)	(257,861)
Purchase of intangible assets	-	(142,003)	(218,177)
Net cash used by investing activities	-	(303,811)	(521,038)

Unaudited-See accompanying notes to condensed financial statements

CORPAS INVESTMENTS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2001 and 2000, and Period from Inception (June 22, 1999) to June 30, 2001 (Unaudited) (Continued)
	SIX MONTHS ENDED JUNE 30, 2001	SIX MONTHS ENDED JUNE 30, 2000	June 22, 1999 (Date of Inception) to June 30, 2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	-	(131,353)	3,751,534
Issuance of notes payable	-	811,000	1,066,000
Net cash flows from financing activities	-	679,647	4,817,534

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,411)	(793,939)	3,102
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	5,513	936,721	-
CASH AND CASH EQUIVALENTS END OF PERIOD	$ 3,102	$ 142,781	$ 3,102
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Stock issued for domain name	$ -	$ 50,000	$ 50,000
Acquisition of Planet Extreme	$ -	$ 7,875,000	$ 7,875,000
Issuance of common stock warrants attached to notes payable	$ -	$ 2,957,312	$ 2,957,312

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

The Company ceased operations effective January 27, 2001 as a result of an inability to obtain additional capital to continue the development of its internet business. During the three months ended June 30, 2001, the Company had no revenues.

During the three months ended June 30, 2001, the Company incurred costs and expenses of $1,745,159, as compared to costs and expenses of $6,286,625 during the three months ended June 30, 2000. Even though the Company did not conduct active operations in the current period, the Company recorded significant costs and expenses as the result of the accrual of costs under long-term agreements executed when the Company conducted operations. During the three months ended June 30, 2001, the Company had a net loss of ($1,773,771), or ($0.09) per share, as compared to a net loss of ($5,954,218), or ($0.36) per share, in the three months ended June 30, 2000. The lower net loss was the result of lower costs and expenses resulting from the Company's cessation of operations. The Company's net loss per share did not decrease as much as its net loss as a result of higher weighted average shares outstanding during the current period.

The Company believes that its results from operations in the three months ended June 30, 2001 are not indicative of the Company's results of operations in future periods. The Company's entire board of directors and officers were replaced in 2001. Current management has undertaken to bring the Company's books and records up to date, to file all delinquent securities filings, and to locate a viable entity to enter into a business combination with the Company, which is the only means by which shareholders and creditors will realize any value from the Company.

Liquidity and Capital Resources

As of June 30, 2001, the Company had cash and cash equivalents of $3,102, as compared to cash of $5,513 as of December 31, 2000. As of June 30, 2001, the Company had a net working capital deficit of ($2,946,778), as compared to a net working capital deficit of ($2,098,728) as of December 31, 2000. The primary reason for the decline in working capital during the period was the accrual of additional liabilities arising out of the Company's cessation of operations on January 27, 2001.

As of June 30, 2001, the Company was dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORPAS INVESTMENTS, INC.
Date: January 23, 2002	/s/ Robert J. Mottern
By: Robert J. Mottern, Chief Executive Officer